Form 10-Q
period 1996-03-31
CITIZENS CORP /DE/
filed 1996-05-14
CIK 895469

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549


 (Mark One)
        [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended:       March 31, 1996

                                    OR


        [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from:               to


                   Commission file number:     1-11714


                           CITIZENS CORPORATION

          (Exact name of registrant as specified in its charter)

           Delaware                              04-3178765

  (State or other jurisdiction of           (I.R.S. Employer
   incorporation or organization)          Identification Number)

            440 Lincoln Street, Worcester, Massachusetts  01653
                 (Address of principal executive offices)
                                (Zip Code)

                               (508) 855-1000
           (Registrant's telephone number, including area code)



(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]        No [   ]

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [   ]          No [   ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 35,728,400 Shares of Common Stock Outstanding, as of May 1, 1996.


                                    15
                           Total Number of Pages



                   PART I - FINANCIAL INFORMATION

                    ITEM 1 - FINANCIAL STATEMENTS


                         CITIZENS CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME


                                                     (Unaudited)
                                                  Three Months Ended
(In millions, except per common share data)            March 31,

                                                    1996        1995
Revenues
   Net premiums written                       $    215.9   $   211.1
   Increase in unearned premiums,
     net of prepaid reinsurance premiums            11.4        16.1
   Net premiums earned                             204.5       195.0
   Net investment income                            19.6        20.6
   Net realized gains (losses) on investments       14.7        (0.9)
   Other income, net                                 0.5         0.6

      Total revenues                               239.3       215.3

Expenses
   Losses and loss adjustment expenses             155.5       145.7
   Policy acquisition and other
    underwriting expenses                           53.8        54.4
   Policyholders' dividends                          1.8         1.1

      Total expenses                               211.1       201.2

Income before federal income taxes                  28.2        14.1

Federal income tax expense                           5.7         2.5


Net income                                    $     22.5   $    11.6




Per share data

   Net income                                 $     0.63   $    0.29

   Dividends declared to shareholders         $     0.05   $    0.05

   Weighted average shares outstanding              35.8        36.1





The accompanying notes are an integral part of these financial statements





                                   CITIZENS CORPORATION
                               CONSOLIDATED BALANCE SHEETS

                                                              (Unaudited)
(In millions, except per share data)                           March 31,   December 31,
                                                                  1996        1995
Assets

  Investments:
    Debt securities available-for-sale, at fair value
      (amortized cost of $1,322.2 and $1,247.5)               $  1,340.7     $ 1,289.5
    Equity securities available-for-sale, at fair value
      (cost of $124.0 and $149.6)                                  163.0         189.5
    Other investments, at fair value (cost of $9.2 and $9.6)        12.9          11.8
      Total investments                                          1,516.6       1,490.8
  Cash and cash equivalents                                         62.9          59.1
  Accrued investment income                                         23.8          25.1
  Premiums and notes receivable (less allowance for
    doubtful accounts of $0.7 and $0.8)                            152.4         141.0
  Reinsurance recoverable on paid and unpaid losses                542.4         521.8
  Prepaid reinsurance premiums                                      52.6          54.5
  Deferred policy acquisition expenses                              53.9          52.2
  Deferred federal income taxes                                     34.5          29.7
  Other assets                                                      96.3          96.6

      Total assets                                           $   2,535.4     $ 2,470.8


Liabilities and shareholders' equity

Liabilities:
  Reserve for losses and loss adjustment expenses            $   1,309.9     $ 1,291.6
  Unearned premiums                                                360.9         351.4
  Other liabilities                                                178.2         145.0

      Total liabilities                                          1,849.0       1,788.0



Shareholders' equity:
   Common stock, $0.01 par value per share;
   authorized 100.0 million shares;
   36.1 million shares issued                                        0.4           0.4
   Additional paid-in capital                                      156.1         156.1
   Retained earnings                                               496.2         475.5
   Unrealized appreciation on investments, net of
    deferred federal income taxes                                   39.8          54.7
   Treasury stock, at cost
    (0.3 million shares and 0.2 million shares)                     (6.1)         (3.9)

      Total shareholders' equity                                   686.4         682.8

      Total liabilities and shareholders' equity            $    2,535.4     $ 2,470.8


The accompanying notes are an integral part of these financial statements





                            CITIZENS CORPORATION
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                      (Unaudited)
                                                                  Three Months Ended
(In millions)                                                          March 31,
                                                                    1996         1995

Preferred stock
   Balance at beginning and end of period                       $       -   $    100.0

Common stock
   Balance at beginning and end of period                             0.4          0.4

Additional paid-in capital
   Balance at beginning and end of period                           156.1        156.1

Retained earnings
   Balance at beginning of period                                   475.5        409.8
   Net income                                                        22.5         11.6
   Dividends declared to shareholders                                (1.8)        (2.8)
   Balance at end of period                                         496.2        418.6

Unrealized appreciation (depreciation) on investments, net
   Balance at beginning of period                                    54.7        (20.4)
   (Depreciation) appreciation during the period                    (22.9)        41.9
   Benefit (provision) for deferred federal income taxes              8.0        (14.7)
   Balance at end of period                                          39.8          6.8

Treasury stock
   Balance at beginning of period                                    (3.9)           -
   Shares purchased at cost                                          (2.2)           -
   Balance at end of period                                          (6.1)           -

   Total shareholders' equity                                   $   686.4   $    681.9






  The accompanying notes are an integral part of these financial statements







                           CITIZENS CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                      (Unaudited)
                                                                                  Three Months Ended
(In millions)                                                                          March 31,

                                                                                  1996         1995


Cash was (used for) provided by
Operating Activities
    Net income                                                                $    22.5   $     11.6
    Adjustments to reconcile net income to net cash
     provided by operating activities:

      Net realized (gains) losses on investments                                  (14.7)         0.9
      Deferred federal income tax provision (benefit)                               3.3         (0.4)
      Change in assets and liabilities:
        Deferred policy acquisition expenses                                       (1.7)        (2.6)
        Premiums and notes receivable, net of reinsurance payable                  (8.8)       (14.7)
        Unearned premiums, net of prepaid reinsurance premiums                     11.4         16.1
        Reserve for losses and loss adjustment expenses,
          net of reinsurance recoverable                                           (2.3)        10.5
        Other, net                                                                 (8.4)        (9.7)

         Net cash provided by operating activities                                  1.3         11.7

Investing Activities
    Proceeds from sale of available-for-sale debt securities                      138.9        108.6
    Proceeds from available-for-sale debt securities maturing or called            23.1         15.9
    Proceeds from held-to-maturity debt securities maturing or called                 -          2.3
    Proceeds from sale of available-for-sale equity securities
      and other investments                                                        57.9          9.3
    Purchases of available-for-sale debt securities                              (237.6)      (122.1)
    Purchases of available-for-sale equity securities and other investments       (17.8)       (25.9)
    Decrease (increase) in net receivable from securities transactions
      not settled                                                                  42.5         (5.5)
    Other investing activities, net                                                (0.5)        (0.9)

       Net cash provided by (used for) investing activities                         6.5        (18.3)

Financing Activities
    Dividends paid to shareholders                                                 (1.8)        (2.8)
    Treasury stock purchased, at cost                                              (2.2)           -

       Net cash used for financing activities                                      (4.0)        (2.8)


Net increase (decrease) in cash and cash equivalents                                3.8         (9.4)

Cash and cash equivalents at beginning of period                                   59.1        141.4

Cash and cash equivalents at end of period                                    $    62.9   $    132.0





 The accompanying notes are an integral part of these financial statements



                          CITIZENS CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        Earnings per Common Share

Actual earnings per common share for the quarters ended March 31, 1996 and 1995, are based upon weighted average common shares outstanding of 35.8 million and 36.1 million, respectively. Net income available to common shareholders for the quarter ended March 31, 1995, was reduced by $1.0 million for dividends on preferred stock. On July 26, 1995, the Board of Directors of Citizens Corporation (the Company) authorized the repurchase of up to 0.5 million shares, or slightly more than one percent of its outstanding common stock. On February 27, 1996, the Board of Directors authorized the repurchase of an additional 0.3 million shares of common stock, for a total authorization of 0.8 million shares or slightly more than two percent of its outstanding common stock. During the first quarter of 1996, the Company purchased 0.1 million shares for a total of 0.3 million shares since the implementation of the repurchase program.



                      MANAGEMENT'S REPRESENTATION

In the opinion of management, the financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the interim periods. Certain reclassifications have been made to the 1995 financial statements in order to conform to the 1996 presentation. Interim results are not necessarily indicative of results expected for the entire year. These financial statements should be read in conjunction with the Company's 1995 Annual Report to Shareholders, as filed on Form 10-K to the Securities and Exchange Commission.

                      PARTI - FINANCIAL INFORMATION


                                 ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

The results of operations for Citizens Corporation and subsidiaries (the Company) include the accounts of Citizens Corporation (Citizens), a non-insurance holding company, and its wholly-owned subsidiaries, Citizens Insurance Company of America, Citizens Insurance Company of Ohio, and Citizens Insurance Company of the Midwest (collectively Citizens
Operations), and Citizens Management Inc., which is wholly-owned by Citizens Insurance Company of America.


Results of Operations

Net income

Net income for the quarter ended March 31, 1996, was $22.5 million, or $0.63 per common share, compared to $11.6 million, or $0.29 per common share, for the quarter ended March 31, 1995. Excluding realized gains and losses, net of taxes, net income increased $0.7 million, to $12.9 million, for the quarter ended March 31, 1996. The increase in net income is primarily attributable to an increase of $15.6 million in net realized gains on investments from a net realized loss of $0.9 million for the quarter ended March 31, 1995 to a net realized gain of $14.7 million for the quarter ended March 31, 1996. Net realized gains in 1996 reflect a
shift to a higher level of debt securities.   Net income was also impacted
by a $4.8 million increase in catastrophe losses during the quarter. There were no catastrophe losses in the comparable 1995 period. This was offset by favorable claims experience on current and prior accident years, primarily in the personal automobile line.


Revenues

Net premiums earned increased $9.5 million, or 4.9%, to $204.5 million, for the quarter ended March 31, 1996, resulting from $5.8 million and $3.7 million increases in the Company's personal and commercial segments, respectively. The increases are attributable primarily to price increases
in the automobile and homeowners lines.   These items are partially offset
by price decreases in the workers' compensation line and continued competitive conditions in all major lines.



Segment Results

Personal segment

Personal segment premiums represented 66.1% and 66.3% of total net premiums earned for the quarters ended March 31, 1996, and 1995, respectively.



For the Quarters Ended
March 31, (In millions)                                                    1996         1995
Net premiums earned                                                  $    135.1   $    129.3

Losses and loss adjustment  expenses                                      107.4        104.6

Policy acquisition expenses                                                27.2         26.0

Other underwriting expenses                                                 9.2         10.3

Underwriting  (loss)                                                 $     (8.7)  $    (11.6)







Personal segment net premiums earned increased $5.8 million, or 4.5%, to $135.1 million for the quarter ended March 31, 1996 from $129.3 million for the quarter ended March 31, 1995. This increase is primarily attributable to price increases in the personal automobile and homeowners lines.

The personal segment underwriting loss was $8.7 million and $11.6 million for the quarters ended March 31, 1996 and 1995, respectively. The improvement in underwriting results reflects favorable claims experience on current and prior accident years in the personal automobile line. This improvement was partially offset by an increase in catastrophe losses of $4.1 million in the homeowners line in 1996. Policy acquisition expenses increased $1.2 million, or 4.6%, to $27.2 million, reflecting the growth in net premiums earned. Other underwriting expenses decreased $1.1 million, or 10.7%, to $9.2 million, reduced technology expenses and decreases in employee related expenses in 1996.



Commercial segment

Commercial segment premiums represented 33.9% and 33.7% of total net premiums earned for the quarters ended March 31, 1996 and 1995, respectively.



For the Quarters Ended
March 31, (In millions)                                                    1996         1995
Net premiums earned                                                  $     69.4   $     65.7

Losses and loss adjustment  expenses                                       48.1         41.1

Policy acquisition expenses                                                13.6         12.8

Other underwriting expenses                                                 3.8          5.3

Policyholders' dividends                                                    1.8          1.1

Underwriting  profit                                                 $      2.1   $      5.4




Commercial segment net premiums earned increased $3.7 million, or 5.6%, to $69.4 million for the quarter ended March 31, 1996 from $65.7 million for the quarter ended March 31, 1995. This increase is primarily attributable to increases in policies in force in all major lines except workers' compensation, resulting from marketing programs developed with the Company's agents which target growth in this segment, and to price increases in the commericial automobile line. Increases in exposures per policy in the commercial multiple peril and the workers' compensation lines resulting from the strong Michigan economy also contributed to premium growth. This was partially offset by rate decreases of 8.5% and 7.0% effective May 1, and December 1, of 1995, respectively, in the workers' compensation line. Continued competitive conditions may result in future price decreases in the workers' compensation line.

The commercial segment underwriting profit was $2.1 million and $5.4 million for the quarters ended March 31, 1996 and 1995, respectively. The decline in underwriting results for 1996 reflects increased claims activity in the commercial multiple peril line. This was partially offset by growth in net earned premiums. Policy acquisition expenses increased $0.8 million, or 6.3%, to $13.6 million, reflecting the growth in net premiums earned. Other underwriting expenses decreased $1.5 million, or 28.3%, to $3.8 million, reflecting reduced technology expenses and decreases in employee related expenses in 1996.




Reserve for Losses and Loss Adjustment Expenses

The Company regularly updates its reserve estimates as new information becomes available and further events occur which may impact the resolution of unsettled claims. Changes in prior reserve estimates are reflected in results of operations in the year such changes are determined to be needed and recorded. The table below provides a reconciliation of the beginning and ending reserve for unpaid losses and LAE as follows:


For the three months ended March 31, (In millions)                           1996               1995

Reserve for losses and LAE, beginning of period                        $  1,291.6         $  1,196.6

Incurred losses and LAE, net of reinsurance recoverable:

  Provision for insured events of the current year                          163.6              144.4

  Decrease in provision for insured events of prior years                    (8.1)               1.3

Total incurred losses and LAE                                               155.5              145.7

Payments, net of reinsurance recoverable:

  Losses and LAE attributable to insured events of current year              56.1               49.6

  Losses and LAE attributable to insured events of prior years               95.0               85.6

Total payments                                                              151.1              135.2

Change in reinsurance recoverable on unpaid losses                           13.9                3.9

Reserve for losses and LAE, end of period                              $  1,309.9         $  1,211.0





As part of an ongoing process, the reserves have been re-estimated for all prior accident years and were decreased by $8.1 million, and increased by $1.3 million, for the quarters ended March 31, 1996 and 1995, respectively. The favorable reserve development in 1996 primarily reflects the initiatives taken by the Company to manage medical costs in both automobile lines and the workers' compensation line, as well as the impact of the Michigan Supreme Court ruling on workers' compensation indemnity payments, which decreases the maximum amount to be paid for indemnity cases on all existing and future claims.

Investment Results

Net investment income before taxes was $19.6 million and $20.6 million for the quarters ended March 31, 1996 and 1995, respectively. The investment results reflect the average pre-tax yields of 5.3% in 1996 and 6.1% in 1995. These yields reflect the percentages of the portfolio of debt securities invested in tax-exempt instruments, which were 72.8% and 71.3% (64.3% and 64.0% of the total investment portfolio) at March 31, 1996 and 1995, respectively. The decrease primarily reflects lower trending
portfolio interest rates.   Net investment income after taxes was $16.2
million and $17.2 million for the quarters ended March 31, 1996 and 1995, respectively.

Investment Portfolio

The Company's investment portfolio increased $25.8 million, to $1,516.6 million during the quarter, from $1,490.8 million at December 31, 1995. Debt securities increased $51.2 million, to $1,340.7 million, from $1,289.5 million, and represented 88.4% and 86.5% of the carrying value of all investments at March 31, 1996 and December 31, 1995, respectively. This increase is consistent with the Company's strategy of increasing the level of debt securities in the portfolio. This was accomplished by reducing the level of equities in the portfolio, which resulted in a $26.5 million decrease in equity securities to $163.0 million in the first quarter of 1996. Tax-exempt securities increased $57.5 million, to $975.8 million, from $918.3 million during the quarter. Tax-exempt securities represented 72.8% of total debt securities at March 31, 1996 compared to 71.2% at December 31, 1995. This increase reflects the Company's efforts to maximize after-tax investment income.

Net unrealized appreciation in the investment portfolio at March 31, 1996 was $61.1 million compared to $84.0 million at December 31, 1995.
Unrealized depreciation in the quarter was $23.4 million for bonds, and unrealized appreciation on equity securities and other investments was $0.5 million.


Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, Citizens' primary source of cash for payment of dividends to its shareholders is dividends from its insurance subsidiaries, which are subject to limitations imposed by state regulators. Such limitations require that dividends be paid only out of statutory earned surplus (unassigned funds) and a restriction on the payment of "extraordinary" dividends without prior approval of the state authorities.

Underwriting and investing, typically the two distinct, but not separate operations in an insurance company, are the sources of cash for Citizens Insurance. The primary sources of cash are premiums collected, investment income and maturing investments. Primary cash outflows are paid losses and LAE, policy acquisition expenses, other underwriting expenses, and purchases of investments. Cash outflows related to claim losses and LAE can be variable because of uncertainties surrounding settlement dates for unpaid losses and the potential for large losses either individually or in the aggregate. Accordingly, the Company's strategy is to monitor available cash and short-term investment balances in relation to projected cash needs by matching the maturities of its investments to expected payments of current and long-term liabilities.

Net cash provided by operating activities, for the quarter ended March 31, 1996, was $1.3 million compared to $11.7 million in the prior year period. The decrease in cash provided by operating activities in 1996 reflects an increase in losses and LAE paid, net of reinsurance recovered, of $25.9 million, partially offset by an increase in premiums received, net of reinsurance paid, of $10.8 million.

Net cash provided by investing activities for the Company was $6.5 million for the first quarter of 1996 compared to net cash used by investing activities of $18.3 million for the first quarter of 1995. This increase in net cash provided by investing activities was attributable to the increase in sales of equity securities resulting from the shift to a higher level of debt securities.

Net cash used for financing activities for the Company was $4.0 million and $2.8 million, for the first quarters of 1996 and 1995, respectively. This increase in net cash used for financing activities was attributable to the repurchase of treasury stock and partially offset by the reduction in dividends paid on the Series A Preferred Stock, which was redeemed on June 30, 1995.

Shareholders' equity was $686.4 million at March 31, 1996, or $19.20 per common share, compared to $682.8 million at December 31, 1995, or $19.04 per common share. The increase in shareholders' equity is primarily due to the impact of net income of $22.5 million for the quarter ended March 31, 1996, partially offset by a decrease of $14.9 million in the fair values of available-for-sale debt and equity securities, net of the benefit from deferred income taxes. Changes in shareholders' equity related to the unrealized values of underlying portfolio investments will continue to be volatile as market prices of debt securities fluctuate with changes in the interest rate environment.

The Company expects to continue to pay dividends in the foreseeable future. However, payment of future dividends is subject to the Board of Directors' approval and is dependent, among other things, upon earnings and the financial condition of the Company.

Based on current trends, the Company expects to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements. The Company maintains a high degree of liquidity within the investment portfolio in fixed maturity investments, common stock and short-term investments.


Recent Developments

In March 1996, two recently enacted tort reform statutes became effective in Michigan, one which limits the recovery for tort liability for bodily injury by restricting the situations which qualify for serious bodily impairment and requiring the determination to be made by a judge instead of a jury and the other which provides for a comparative negligence system as opposed to joint and several liability. Both statutes prohibit recovery in certain circumstances in which the party was more than 50% at fault.
The Company believes that the new statutes will improve future loss experience in the personal and commercial segments. However, the benefits of the tort reform laws may be offset over time by price decreases in these lines. As a result, the Company believes that the new laws will not have a material effect on its results of operations or financial condition.

In February 1996, an amendment to the Essential Insurance Act became effective in Michigan. This amendment eliminates personal automobile and homeowners insurance territorial rating restrictions and limits merit ratings for automobile policies. The Company cannot predict the effect of this new legislation, but believes this law may result in additional competition in the personal segment.

The Company expects second quarter results to be impacted by catastrophe losses related to its property and casualty insurance operations in Michigan and Indiana. The Company expects to incur an estimated $14 million in pre-tax catastrophe losses, net of reinsurance, resulting from tornadoes and wind storms that struck the two states in April. The Company believes the after-tax impact on second quarter net income will be less than $10 million.




             PART II - OTHER INFORMATION



                    ITEM 6



       Exhibits and Reports  on Form 8-K


         (a) Exhibits

             EX-11       Statement regarding computation of per
                         share earnings.
             EX-27       Financial Data Schedule



         (b) Reports on Form 8-K

              On February 27, 1996, a report on Form 8-K was filed reporting under Item 5, Other Events, the Registrant's announcement that its Board of Directors had authorized the repurchase of an additional 300,000 shares of common stock. The Board in July of 1995 had authorized the repurchase of up to 500,000 shares of the Company's common stock.


              On May 2, 1996, a report on Form 8-K was filed reporting under Item 5, Other Events, the Registrant's announcement that second quarter results will be impacted by an estimated $14.0 million in catastrophe losses.






                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        CITIZENS CORPORATION


                            Registrant






Dated  May 10, 1996         /s/ John F. O'Brien
                            John F. O'Brien
                            President and Chief Executive Officer




Dated   May 10, 1996        /s/ James R. McAuliffe
                            James R. McAuliffe
                            Vice President



Dated   May 10, 1996        /s/ Eric A. Simonsen
                            Eric A. Simonsen
                            Vice President, Chief Financial Officer,
                            and Principal Accounting Officer