Form 10-Q
period 1996-06-30
CITIZENS CORP /DE/
filed 1996-08-14
CIK 895469

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


 (Mark One)
   [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended:   June 30, 1996

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 35,270,800 Shares of Common Stock Outstanding, as of August
1, 1996.


                                 16
                       Total Number of Pages





                        TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION



    ITEM 1 - FINANCIAL STATEMENTS
                 Consolidated Statements of Income                    3
                 Consolidated Balance Sheets                          4
                 Consolidated Statements of Shareholders' Equity      5
                 Consolidated Statements of Cash Flows                6
                 Notes to Consolidated Financial Statements           7


    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS                                               8 - 13


PART II - OTHER INFORMATION


    ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF
             SECURITY HOLDERS                                         14

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                         15




SIGNATURES                                                            16




                                  PART I - FINANCIAL INFORMATION

                                  ITEM 1 - FINANCIAL STATEMENTS

                                       CITIZENS CORPORATION
                                 CONSOLIDATED STATEMENTS OF INCOME


                                                      (Unaudited)           (Unaudited)
                                                     Quarter Ended        Six Months Ended
(In millions, except per share data)                    June 30,              June 30,
                                                      1996     1995        1996     1995
Revenues
   Net premiums written                            $  205.9 $  203.7    $  421.8 $  414.8
   Change in unearned premiums,
      net of prepaid reinsurance premiums              (5.2)     0.5         6.2     16.6
   Net premiums earned                                211.1    203.2       415.6    398.2
   Net investment income                               21.2     20.1        40.8     40.7
   Net realized gains on investments                    0.3      1.1        15.0      0.2
   Other income, net                                    0.6      0.1         1.1      0.7

      Total revenues                                  233.2    224.5       472.5    439.8

Expenses
   Losses and loss adjustment expenses                164.0    140.4       319.5    286.1
   Policy acquisition and other operating expenses     52.4     53.2       106.2    107.6
   Policyholders' dividends                             1.8      1.6         3.6      2.7

      Total expenses                                  218.2    195.2       429.3    396.4

Income before federal income taxes                     15.0     29.3        43.2     43.4

Federal income tax expense                              2.9      5.3         8.6      7.8


Net income                                         $   12.1 $   24.0    $   34.6 $   35.6

Per share data

   Net income                                      $   0.34 $   0.64    $   0.97 $   0.93

   Dividends declared to shareholders              $   0.05 $   0.05    $   0.10 $   0.10

   Weighted average shares outstanding                 35.6     36.1        35.7     36.1


       The accompanying notes are an integral part of these financial statements.





                             CITIZENS CORPORATION
                         CONSOLIDATED BALANCE SHEETS

                                                                              (Unaudited)
(In millions, except per share data)                                            June 30,     December 31,
                                                                                  1996          1995
Assets
  Investments:
    Debt securities available-for-sale, at fair value
      (Amortized cost of $1,314.9 and $1,247.5)                               $  1,323.2  $    1,289.5
    Equity securities available-for-sale, at fair value
      (Cost of $123.6 and $149.6)                                                  164.3         189.5
    Other investments, at fair value (Cost of $9.0 and $9.6)                        13.3          11.8
      Total investments                                                          1,500.8       1,490.8
  Cash and cash equivalents                                                         36.3          59.1
  Accrued investment income                                                         26.3          25.1
  Premiums and notes receivable (less allowance for
    doubtful accounts of $0.8 and $0.8)                                            146.1         141.0
  Reinsurance recoverable on paid and unpaid losses                                549.6         521.8
  Prepaid reinsurance premiums                                                      55.0          54.5
  Deferred policy acquisition expenses                                              54.5          52.2
  Deferred federal income taxes                                                     39.8          29.7
  Other assets                                                                      88.2          96.6

                                                                              $  2,496.6  $    2,470.8
Liabilities and Shareholders' Equity

Liabilities:
  Reserve for losses and loss adjustment expenses                             $  1,327.6  $    1,291.6
  Unearned premiums                                                                358.1         351.4
  Other liabilities                                                                127.8         145.0

      Total liabilities                                                          1,813.5       1,788.0

Shareholders' Equity:
   Common stock, $0.01 par value per share; authorized 100.0 million shares;
    36.1 million shares issued                                                       0.4           0.4
   Additional paid-in capital                                                      156.1         156.1
   Retained earnings                                                               506.6         475.5
   Unrealized appreciation on investments, net of
    deferred federal income taxes                                                   34.7          54.7
   Treasury stock, at cost (0.8 million shares and 0.2 million shares)             (14.7)         (3.9)

      Total shareholders' equity                                                   683.1         682.8

                                                                              $  2,496.6  $    2,470.8


               The accompanying notes are an integral part of these financial statements.




                                CITIZENS CORPORATION
                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                (Unaudited)
                                                                              Six Months Ended
(In millions)                                                                     June 30,
                                                                             1996          1995

Preferred stock
   Balance at beginning of period                                       $       -     $    100.0
   Redemption of preferred stock                                                -         (100.0)
   Balance at end of period                                                     -             -

Common stock
   Balance at beginning and end of period                                      0.4           0.4

Additional paid-in capital
   Balance at beginning and end of period                                    156.1         156.1

Retained earnings
   Balance at beginning of period                                            475.5         409.8
   Net income                                                                 34.6          35.6
   Dividends declared to shareholders                                         (3.5)         (5.6)
   Balance at end of period                                                  506.6         439.8

Unrealized appreciation (depreciation) on investments, net
      Balance at beginning of period                                          54.7         (20.4)
      (Depreciation) appreciation during the period                          (30.8)         76.9
      Benefit (provision) for deferred federal income taxes                   10.8         (27.0)
      Balance at end of period                                                34.7          29.5

Treasury stock
   Balance at beginning of period                                             (3.9)           -
   Shares purchased at cost                                                  (10.8)           -
   Balance at end of period                                                  (14.7)           -

   Total shareholders' equity                                           $    683.1    $    625.8



            The accompanying notes are an integral part of these financial statements.




                              CITIZENS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 (Unaudited)
                                                                               Six Months Ended
(In millions)                                                                       June 30,
                                                                                1996      1995
Cash was provided by (used for):
Operating Activities
    Net income                                                                $  34.6  $   35.6
    Adjustments to reconcile net income to net cash
     provided by operating activities:
      Net realized gains on investments                                         (15.0)     (0.2)
      Deferred federal income tax provision (benefit)                             0.7      (0.6)
      Change in assets and liabilities:
        Deferred policy acquisition expenses                                     (2.3)     (2.9)
        Net premiums receivable, net of reinsurance premiums payable             (2.2)    (22.0)
        Unearned premiums, net of prepaid reinsurance premiums                    6.2      16.6
        Reserve for losses and loss adjustment expenses,
          net of reinsurance recoverable                                          8.2      26.4
        Other, net                                                              (16.2)     (4.6)
         Net cash provided by operating activities                               14.0      48.3

Investing Activities
    Proceeds from sale of available-for-sale debt securities                    241.9     227.4
    Proceeds from available-for-sale debt securities maturing or called          90.1      26.6
    Proceeds from held-to-maturity debt securities maturing or called              -        2.8
    Proceeds from sale of available-for-sale equity securities
      and other investments                                                      64.4      15.5
    Purchases of available-for-sale debt securities                            (401.6)   (251.4)
    Purchases of available-for-sale equity securities and other investments     (22.0)    (43.4)
    Change in net receivable from securities transactions not settled             5.9     (13.0)
    Other investing activities, net                                              (1.2)     (1.7)
       Net cash used for investing activities                                   (22.5)    (37.2)

Financing Activities
    Dividends paid to shareholders                                               (3.5)     (5.6)
    Redemption of Series A preferred stock                                         -     (100.0)
    Treasury stock purchased, at cost                                           (10.8)       -
       Net cash used for financing activities                                   (14.3)   (105.6)

Net decrease in cash and cash equivalents                                       (22.8)    (94.5)

Cash and cash equivalents at beginning of period                                 59.1     141.4
Cash and cash equivalents at end of period                                    $  36.3  $   46.9



          The accompanying notes are an integral part of these financial statements.





                      CITIZENS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Earnings per Common Share

Earnings per common share for the quarters ended June 30, 1996 and 1995, are based upon weighted average common shares outstanding of 35.6 and 36.1 million, respectively. Net income available to common shareholders for the quarter ended June 30, 1995, was reduced by $1.0 million for dividends on preferred stock. Earnings per common share for the six months ended June 30, 1996 and 1995, are based upon weighted average common shares outstanding of 35.7 million and 36.1 million, respectively. Net income available to common shareholders for the six months ended June 30, 1995, was reduced by $2.0 million for dividends on preferred stock. On July 26, 1995, the Board of Directors of Citizens Corporation ("the Company") authorized the repurchase of up to 0.5 million shares, or slightly more than one percent of its outstanding common stock. On February 27, 1996, and June 7, 1996, the Board of Directors authorized the repurchase of an additional 0.3 million shares and 1.0 million shares, respectively, of common stock, for a total authorization of 1.8 million shares or slightly less than five percent of its issued common stock. During the quarter ended June 30, 1996, the Company purchased 0.5 million shares for a cumulative total of 0.8 million shares purchased since the implementation of the repurchase program.



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





                 PART I - FINANCIAL INFORMATION

                             ITEM 2

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

The results of operations for Citizens Corporation and subsidiaries ("the Company") include the accounts of Citizens Corporation ("Citizens"), a non-insurance holding company, and its wholly-owned subsidiaries, Citizens Insurance Company of America, Citizens Insurance Company of Ohio, and Citizens Insurance Company of the Midwest (collectively, "Citizens Operations"), and Citizens Management Inc., which is wholly-owned by Citizens Insurance Company of America.


Results of Operations

Net income

Net income for the quarter ended June 30, 1996, was $12.1 million, or $0.34 per share, compared to $24.0 million, or $0.64 per share, for the quarter ended June 30, 1995. Excluding realized gains and losses, net of taxes, net income decreased $11.3 million, to $11.9 million for the quarter ended June 30, 1996. The decrease in net income is primarily attributable to a $23.6 million, or 16.8% increase in losses and loss adjustment expenses
(LAE)  to  $164.0  million, resulting primarily   from  increased
catastrophe losses. Catastrophe losses were $15.9 million in the quarter ended June 30, 1996, compared to none in the quarter
ended  June  30,  1995.   Net investment  income  increased  $1.1
million, or 5.5%, to $21.2 million, primarily as a result of an increase in average invested assets and a shift from equity
securities  to  higher  yielding  debt  instruments   which   was
completed  in  the  first quarter of 1996.   Federal  income  tax
expense decreased $2.4 million, to $2.9 million, while the effective tax rate increased modestly from 18.1% in the quarter ended June 30, 1995 to 19.3% for the same period in 1996.

Net income for the six months ended June 30, 1996, was $34.6 million , or $0.97 per share, compared to $35.6 million, or $0.93 per share, for the six months ended June 30, 1995. Excluding realized gains and losses, net of taxes, net income decreased $10.7 million, to $24.8 million for the six months ended June 30, 1996. The decrease in net income is primarily attributable to a $33.4 million, or 11.7% increase in losses and LAE to $319.5 million for the six months ended June 30, 1996, resulting primarily from increased catastrophe losses. Catastrophe losses were $20.7 million in the six months ended June 30, 1996, compared to none during the six months ended June 30, 1995. The increase in catastrophes was partially offset by favorable claims experience in the personal automobile line. Federal income tax expense increased $0.8 million to $8.6 million, while the effective tax rate increased from 17.8% in the six months ended June 30, 1995 to 19.9% for the same period in 1996.

Revenues

Net premiums earned increased $7.9 million, or 3.9%, to $211.1 million for the quarter ended June 30, 1996, resulting from $3.5 million and $4.4 million increases in the Company's personal and commercial segments, respectively. Net premiums earned increased $17.4 million, or 4.4%, to $415.6 million for the six months ended June 30, 1996, resulting from increases of $9.3 million and $8.1 million increases in the Company's personal and commercial segments, respectively. This growth is due to increases in net premiums earned of $5.1 million in Ohio and Indiana resulting from expansion in these states and to price increases in all major lines except the workers' compensation line. The growth is partially offset by rate reductions in the workers' compensation line where competitive conditions continue to increase in Michigan.

Segment Results

Personal segment

Personal segment premiums represented 65.0% and 65.8% of total net premiums earned for the quarters ended June 30, 1996 and 1995, respectively, and 65.5% and 66.0% of total net premiums earned for the six months ended June 30, 1996 and 1995, respectively.



For the Periods Ended                                   Three Months        Six Months

June 30, (in millions)                                 1996      1995      1996      1995

Net premiums earned                                 $ 137.2   $ 133.7   $ 272.3   $ 263.0

Losses and loss adjustment expenses                   104.2      94.2     211.6     198.8

Policy acquisition and other underwriting expenses     36.2      36.5      72.6      72.8

Underwriting (loss) profit                          $  (3.2)  $   3.0   $ (11.9)  $  (8.6)





Personal segment net premiums earned increased $3.5 million, or 2.6%, to $137.2 million for the quarter ended June 30, 1996. Personal segment net premiums earned increased $9.3 million, or 3.5%, to $272.3 million for the six months ended June 30, 1996. This growth is attributable to price increases in the personal automobile and homeowners lines. The growth is partially offset by a 1.6% decrease in policies in force in the personal automobile line since December 31, 1995, attributable to continued strong competition in Michigan.

The personal segment underwriting loss was $3.2 million for the quarter ended June 30, 1996, compared to a $3.0 million underwriting profit for the comparable period in 1995. The decrease to an underwriting loss resulted primarily from an increase in catastrophe losses of $13.6 million during the second quarter of 1996. The Company did not incur any catastrophe losses during the second quarter of 1995. This was partially offset by favorable claims activity in both current and prior accident years in the personal automobile line attributable to improvements in severity. Policy acquisition costs and other underwriting expenses decreased $0.3 million, to $36.2 million due to reductions in employee related expenses and contingent commissions, partially offset by the effect of increases in earned premium.

The personal segment underwriting loss was $11.9 million and $8.6 million for the six months ended June 30, 1996 and 1995, respectively. The decline in underwriting results reflects the impact of $17.7 million in catastrophe losses in 1996 compared to none during the first half of 1995. This was partially offset by favorable claims activity in both current and prior accident years in the personal automobile line attributable to improvements in severity. Policy acquisition and other underwriting expenses decreased $0.2 million, to $72.6 million due to reductions in employee related expenses and contingent commissions, partially offset by the effect of increases in earned premium.




Commercial segment

Commercial segment premiums represented 35.0% and 34.2% of total net premiums earned for the quarters ended June 30, 1996 and 1995, respectively, and 34.5% and 34.0% of total net premiums earned for the six months ended June 30, 1996 and 1995, respectively.




For the Periods Ended                                   Three Months        Six Months

June 30, (in millions)                                 1996      1995      1996      1995

Net premiums earned                                 $  73.9   $  69.5   $ 143.3   $ 135.2

Losses and loss adjustment expenses                    59.8      46.2     107.9      87.3

Policy acquisition and other underwriting expenses     16.2      16.7      33.6      34.8

Policyholders' dividends                                1.8       1.6       3.6       2.7

Underwriting (loss) profit                          $  (3.9)  $   5.0   $  (1.8)  $  10.4





Commercial segment net premiums earned increased $4.4 million, or 6.3%, to $73.9 million for the quarter ended June 30, 1996. Commercial segment net premiums earned increased $8.1 million, or 6.0%, to $143.3 million for the six months ended June 30, 1996. The growth primarily reflects a 5.8% increase in policies in force in the commercial multiple peril line since December 31, 1995. This growth is partially offset by rate reductions in the workers' compensation line as a result of continuing competition in this line in Michigan. Rates in the workers' compensation line were decreased 8.5%, 7.0%, and 6.4% effective May 1, 1995, December 1, 1995, and June 1, 1996, respectively.

The commercial segment underwriting loss was $3.9 million in the quarter ended June 30, 1996, compared to an underwriting profit of $5.0 million in the quarter ended June 30, 1995. The decline in underwriting results is due primarily to increased loss frequency in the commercial multiple peril line and also to a $2.3 million increase in catastrophe losses in this line. The Company did not incur any catastrophe losses during the second quarter of 1995. Losses and LAE in the commercial multiple peril line increased $6.0 million, or 44.4%, to $19.5 million. Policy acquisition and other underwriting expenses decreased $0.5 million, or 3.0%, to $16.2 million due to reductions in employee related expenses and contingent commissions, partially offset by the effect of increases in earned premium.

The commercial segment underwriting loss was $1.8 million in the six months ended June 30, 1996, compared to an underwriting profit of $10.4 million in the six months ended June 30, 1995. The decline in underwriting results reflects an increase in claims activity in the commercial multiple peril line. Commercial multiple peril losses and LAE increased $12.5 million, or 63.1%, to $32.3 million in the six months ended June 30, 1996. In addition, catastrophe losses were $3.0 million in this segment during the six months ended June 30, 1996. There were no catastrophe losses in this segment during the comparable period of 1995. Policy acquisition and other underwriting expenses decreased $1.2 million, or 3.4%, to $33.6 million due to reductions in employee related expenses and contingent commissions, partially offset by the effect of increases in earned premium.




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





For the periods ended June 30,   (in millions)                       1996         1995


Reserve for losses and LAE, beginning of period                  $  1,291.6   $  1,196.6

Reserve for losses and LAE, net of reinsurance recoverable:

  Provision for insured events of the current period                  333.8        293.1

  Decrease in provision for insured events of prior years             (14.3)        (7.0)

Total incurred losses and LAE                                         319.5        286.1


Payments, net of reinsurance recoverable:

Losses and LAE attributable to insured events of current period       149.3        119.5

Losses and LAE attributable to insured events of prior years          155.2        142.6

Total payments                                                        304.5        262.1

Change in reinsurance recoverable on unpaid losses                     21.0          2.6

Reserve for losses and LAE, end of period                        $  1,327.6   $  1,223.2




As part of an ongoing process, the reserves have been re-estimated for all prior accident years and were decreased by $14.3 million, and $7.0 million for the six months ended June 30, 1996 and 1995, respectively. The increase in favorable reserve development in 1996 primarily reflects reduced medical costs in the personal automobile line.




Investment Results

Net investment income before taxes was $21.2 million and $20.1 million for the quarters ended June 30, 1996 and 1995, respectively. This increase is primarily attributable to an increase in average invested assets and a higher level of debt securities in the portfolio. The average yield on debt securities remained constant at 6.2% during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995.
Net investment income after taxes was $17.9 million and $17.0 million for the quarters ended June 30, 1996 and 1995, respectively.

Net  investment income before taxes was $40.8 million  and  $40.7 million for the six months ended June 30, 1996 and 1995, respectively. The increase in average invested assets was offset by a decrease in the average yield on debt securities from 6.2% for the six months ended June 30, 1995, to 6.0% for the comparable 1996 period. Net investment income after taxes was $34.1 million and $34.2 million for the six months ended June 30, 1996 and 1995, respectively.

Investment Portfolio

The Company's investment portfolio increased $10.0 million, from $1,490.8 million at December 31, 1995, to $1,500.8 million at
June 30, 1996. Debt securities increased $33.7 million, to $1,323.2 million, from $1,289.5 million, and represented 88.2% and 86.5% of the carrying value of all investments at June 30, 1996, and December 31, 1995, respectively. This increase is consistent with the Company's strategy of increasing the level of debt securities in the portfolio. This was accomplished by reducing the level of equities in the portfolio, which resulted in a $25.2 million decrease in equity securities to $164.3 million in the first six months of 1996. Tax-exempt securities increased $32.3 million, to $950.6 million, from $918.3 million during the period. Tax-exempt securities represented 71.8% of total debt securities at June 30, 1996, compared to 71.2% at December 31, 1995. This increase reflects the Company's efforts to maximize after-tax investment income.

Net unrealized appreciation in the investment portfolio at June 30, 1996 was $53.3 million compared to $84.1 million at December 31, 1995. Unrealized depreciation in the six months was $33.7 million for bonds, and unrealized appreciation on equity securities and other investments was $2.9 million.


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

Underwriting and investing, typically the two distinct, but not separate operations in an insurance company, are the sources of cash for Citizens Insurance. The primary sources of cash are premiums collected, investment income and maturing investments. Primary cash outflows are paid losses and LAE, policy acquisition expenses, other underwriting expenses and purchases of investments. Cash outflows related to claim losses and LAE can be variable because of uncertainties surrounding settlement dates for unpaid losses and the potential for large losses either individually or in the aggregate. Accordingly, the Company's strategy is to monitor available cash and short-term investment balances in relation to projected cash needs by matching the maturities of its investments to expected payments of current and long-term liabilities.

Net cash provided by operating activities for the six months ended June 30, 1996, was $14.0 million compared to $48.3 million in the comparable prior year period. This decrease is primarily attributable to the increase in underwriting losses during the first six months of 1996 which resulted in an increase in claims payments.

Net cash used for investing activities by the Company was $22.5 million for the first six months of 1996 compared to net cash used of $37.2 million for the comparable prior year period. The decrease in cash used for investing activities is primarily attributable to the reduction in cash flow from operations.

Net cash used for financing activities by the Company was $14.3 million and $105.6 million, for the first six months of 1996 and 1995, respectively. This decrease in net cash used for financing activities reflects the redemption of the Series A Preferred Stock for $100.0 million from The Hanover Insurance Company on June 30, 1995, and is partially offset by the $10.8 million of treasury stock purchased in 1996.

Shareholders' equity was $683.1 million at June 30, 1996, or $19.36 per common share, compared to $682.8 million at December 31, 1995, or $19.04 per common share. Shareholders' equity reflects a decrease of $20.0 million due to a decrease, net of deferred income taxes, in the fair values of available-for-sale debt securities. Changes in shareholders' equity related to the unrealized values of underlying portfolio investments will continue to be volatile as market prices of debt securities fluctuate with changes in the interest rate environment.

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









                   PART II - OTHER INFORMATION

                             ITEM 4


       Submission of Matters to a Vote of Security Holders

The registrant's annual shareholders' meeting was held on May 21, 1996, all seven persons nominated for directors by management were named in proxies for the meeting which were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. The following individuals were elected to serve a one year term:



                                    VOTES FOR      WITHHELD

  James A. Cotter, Jr.              35,542,339      42,795
  Neal J. Curtin                    35,542,039      43,095
  Dona Scott Laskey                 35,541,939      43,195
  James R. McAuliffe                35,528,239      56,895
  John F. O'Brien                   35,528,239      56,895
  Theodore J. Rupley                35,530,439      54,695
  Eric A. Simonsen                  35,528,139      56,995

Shareholders ratified the appointment of Price Waterhouse LLP as the Independent Public Accountants of the Company for 1996: for 35,565,956; against 6,600; withheld 12,578.






                             ITEM 6

                Exhibits and Reports on Form 8-K

(a) Exhibits

  EX-11   Statement regarding computation of per share earnings
  EX-27   Financial Data Schedule


(b) Reports on Form 8-K


  On  May 2, 1996, a report on Form 8-K was filed reporting under
  Item  5,  Other  Events,  the  Registrant's  announcement  that second  quarter results will be impacted by an estimated  $14.0 million in catastrophe losses.

  On June 7, 1996, a report on Form 8-K was filed reporting under Item 5, Other Events, the Registrant's announcement that its Board of Directors had authorized the repurchase of an additional 1.0 million shares of common stock. The board has authorized the repurchase of 1.8 million shares since July of 1995.





                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      CITIZENS CORPORATION
                           Registrant







Dated  August 12, 1996          /s/ John F. O'Brien
                                John F. O'Brien
                                President and Chief Executive Officer





Dated  August 12, 1996          /s/ James R. McAuliffe
                                James R. McAuliffe
                                Vice President




Dated  August 12, 1996          /s/ Eric A. Simonsen
                                Eric A. Simonsen
                                Vice President, Chief Financial Officer,
                                and Principal Accounting Officer