Form 10-Q
period 1996-09-30
CITIZENS CORP /DE/
filed 1996-11-14
CIK 895469

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


 (Mark One)
   [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended:   September 30, 1996

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 35,265,800 Shares of Common Stock Outstanding, as of November 1, 1996.


                                 15
                       Total Number of Pages


                        TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION



    ITEM 1 - FINANCIAL STATEMENTS
                 Consolidated Statements of Income                        3
                 Consolidated Balance Sheets                              4
                 Consolidated Statements of Shareholders' Equity          5
                 Consolidated Statements of Cash Flows                    6
                 Notes to Consolidated Financial Statements               7



    ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS                                             8 - 13


PART II - OTHER INFORMATION



    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                            14




SIGNATURES                                                               15






                               PART I - FINANCIAL INFORMATION

                                ITEM 1 - FINANCIAL STATEMENTS

                                    CITIZENS CORPORATION
                             CONSOLIDATED STATEMENTS OF INCOME


                                                     (Unaudited)          (Unaudited)
                                                     Quarter Ended        Nine Months Ended
(In millions, except per share data)                 September 30,        September 30,
                                                      1996     1995        1996     1995
Revenues
   Net premiums written                            $  229.7 $  233.9    $  651.5 $  648.7
   Change in unearned premiums,
      net of prepaid reinsurance premiums              18.9     24.4        25.1     41.0
   Net premiums earned                                210.8    209.5       626.4    607.7
   Net investment income                               23.6     19.2        64.4     59.9
   Net realized gains on investments                   (0.8)     3.9        14.2      4.1
   Other income, net                                    0.3     (0.1)        1.4      0.6

      Total revenues                                  233.9    232.5       706.4    672.3

Expenses
   Losses and loss adjustment expenses                141.6    145.3       461.1    431.4
   Policy acquisition and other operating expenses     56.1     57.4       162.3    165.0
   Policyholders' dividends                             2.0      1.5         5.6      4.2

      Total expenses                                  199.7    204.2       629.0    600.6

Income before federal income taxes                     34.2     28.3        77.4     71.7

Federal income tax expense                              7.1      7.4        15.7     15.2


Net income                                         $   27.1 $   20.9    $   61.7 $   56.5

Per share data

   Net income                                      $   0.77 $   0.58    $   1.74 $   1.51

   Dividends declared to shareholders              $   0.05 $   0.05    $   0.15 $   0.15

   Weighted average shares outstanding                 35.3     36.1        35.5     36.1


          The accompanying notes are an integral part of these financial statements.






                                 CITIZENS CORPORATION
                              CONSOLIDATED BALANCE SHEETS


                                                                               (Unaudited)
(In millions, except per share data)                                          September 30,  December 31,
                                                                                   1996          1995
Assets
  Investments:
    Debt securities available-for-sale, at fair value
      (Amortized cost of $1,362.3 and $1,247.5)                               $  1,378.7  $    1,289.5
    Equity securities available-for-sale, at fair value
      (Cost of $130.3 and $149.6)                                                  175.8         189.5
    Other investments, at fair value (Cost of $11.4 and $9.6)                       13.8          11.8
      Total investments                                                          1,568.3       1,490.8

  Cash and cash equivalents                                                         47.3          59.1
  Accrued investment income                                                         23.6          25.1
  Premiums and notes receivable (less allowance for
    doubtful accounts of $0.8 and $0.8)                                            157.3         141.0
  Reinsurance recoverable on paid and unpaid losses                                551.7         521.8
  Prepaid reinsurance premiums                                                      59.3          54.5
  Deferred policy acquisition expenses                                              57.8          52.2
  Deferred federal income taxes                                                     35.2          29.7
  Other assets                                                                      77.6          96.6

                                                                              $  2,578.1  $    2,470.8
Liabilities and Shareholders' Equity

Liabilities:
  Reserve for losses and loss adjustment expenses                             $  1,322.0  $    1,291.6
  Unearned premiums                                                                381.3         351.4
  Other liabilities                                                                159.5         145.0

      Total liabilities                                                          1,862.8       1,788.0

Shareholders' Equity:
   Common stock, $0.01 par value per share; authorized 100.0 million shares;
    36.1 million shares issued                                                       0.4           0.4
   Additional paid-in capital                                                      156.1         156.1
   Retained earnings                                                               531.9         475.5
   Unrealized appreciation on investments, net of
    deferred federal income taxes                                                   41.9          54.7
   Treasury stock, at cost (0.8 million shares and 0.2 million shares)             (15.0)         (3.9)

      Total shareholders' equity                                                   715.3         682.8

                                                                              $  2,578.1  $    2,470.8


                  The accompanying notes are an integral part of these financial statements.







                                    CITIZENS CORPORATION
                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                (Unaudited)
                                                                             Nine Months Ended
(In millions)                                                                   September 30,
                                                                             1996          1995

Preferred stock
   Balance at beginning of period                                       $       -     $    100.0
   Redemption of preferred stock                                                -         (100.0)
   Balance at end of period                                             $       -     $       -

Common stock
   Balance at beginning and end of period                                      0.4           0.4

Additional paid-in capital
   Balance at beginning and end of period                                    156.1         156.1

Retained earnings
   Balance at beginning of period                                            475.5         409.8
   Net income                                                                 61.7          56.5
   Dividends declared to shareholders                                         (5.3)         (7.4)
   Balance at end of period                                                  531.9         458.9

Unrealized appreciation (depreciation) on investments, net
      Balance at beginning of period                                          54.7         (20.4)
      (Depreciation) appreciation during the period                          (19.7)         93.2
      Benefit (provision) for deferred federal income taxes                    6.9         (32.7)
      Balance at end of period                                                41.9          40.1

Treasury stock
   Balance at beginning of period                                             (3.9)            -
   Shares purchased at cost                                                  (11.1)         (1.0)
   Balance at end of period                                                  (15.0)         (1.0)

   Total shareholders' equity                                           $    715.3    $    654.5





               The accompanying notes are an integral part of these financial statements.




                              CITIZENS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  (Unaudited)
                                                                              Nine Months Ended
(In millions)                                                                    September 30,
                                                                                1996      1995
Cash was (used for) provided by:
Operating Activities
    Net income                                                                $  61.7  $   56.5
    Adjustments to reconcile net income to net cash
     provided by operating activities:
      Net realized gains on investments                                         (14.2)     (4.1)
      Deferred federal income tax provision (benefit)                             1.5       1.9
      Change in assets and liabilities:
        Deferred policy acquisition expenses                                     (5.6)     (6.8)
        Net premiums receivable, net of reinsurance premiums payable            (13.7)    (42.9)
        Unearned premiums, net of prepaid reinsurance premiums                   25.1      41.0
        Reserve for losses and loss adjustment expenses,
          net of reinsurance recoverable                                          0.5      35.5
        Other, net                                                                3.2      15.2
         Net cash provided by operating activities                               58.5      96.3

Investing Activities
    Proceeds from sale of available-for-sale debt securities                    315.6     398.2
    Proceeds from available-for-sale debt securities maturing or called         139.2      72.0
    Proceeds from held-to-maturity debt securities maturing or called               -      10.1
    Proceeds from sale of available-for-sale equity securities
      and other investments                                                      69.8      24.9
    Purchases of available-for-sale debt securities                            (572.5)   (478.7)
    Purchases of available-for-sale equity securities and other investments     (35.9)    (68.1)
    Change in net receivable from securities transactions not settled            32.1      12.2
    Other investing activities, net                                              (2.2)     (2.7)
       Net cash used for investing activities                                   (53.9)    (32.1)

Financing Activities
    Dividends paid to shareholders                                               (5.3)     (7.4)
    Redemption of Series A preferred stock                                          -    (100.0)
    Treasury stock purchased, at cost                                           (11.1)     (1.0)
       Net cash used for financing activities                                   (16.4)   (108.4)

Net decrease in cash and cash equivalents                                       (11.8)    (44.2)

Cash and cash equivalents at beginning of period                                 59.1     141.4
Cash and cash equivalents at end of period                                    $  47.3  $   97.2



             The accompanying notes are an integral part of these financial statements.









                      CITIZENS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Earnings per Common Share

Earnings per common share for the quarters ended September 30, 1996 and 1995, are based upon weighted average common shares outstanding of 35.3 and 36.1 million, respectively. Earnings per common share for the nine months ended September 30, 1996 and 1995, are based upon weighted average common shares outstanding of 35.5 million and 36.1 million, respectively. Net income available to common shareholders for the nine months ended September 30, 1995, was reduced by $2.0 million for dividends on preferred stock. On July 26, 1995, the Board of Directors of Citizens Corporation ("the Company") authorized the repurchase of up to 0.5 million shares, or slightly more than one percent of its outstanding common stock. On February 27, 1996, and June 7, 1996, the Board of Directors authorized the repurchase of an additional 0.3 million shares and 1.0 million shares, respectively, of common stock, for a total authorization of 1.8 million shares or slightly less than five percent of its issued common stock and has purchased a total of 0.8 million shares since the implementation of the repurchase program.



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


Results of Operations

Net income

Net income for the quarter ended September 30, 1996, was $27.1 million, or $0.77 per share, compared to $20.9 million, or $0.58 per share, for the quarter ended September 30, 1995. Excluding realized gains and losses, net of taxes, net income increased $9.3 million, to $27.7 million for the quarter ended September 30, 1996. The increase in net income is primarily attributable to a $3.7 million, or 2.5% decrease in losses and loss adjustment expenses (LAE) to $141.6 million, resulting from a favorable re-estimation of the catastrophe losses which occured in the first half of 1996. This adjustment reduced related reserves by $6.0 million, and resulted in a $3.8 million catastrophe net benefit, compared to catastrophe losses of $7.7 million in the quarter ended September 30, 1995. Net investment income increased $4.4 million, or 22.9%, to $23.6 million, primarily as a result of a change in estimated equity earnings from a limited partnership of $2.6 million. Federal income tax expense decreased $0.3 million, to $7.1 million, while the effective tax rate decreased from 26.1% in the quarter ended September 30, 1995, to 20.8% for the same period in 1996.

Net income for the nine months ended September 30, 1996, was $61.7 million, or $1.74 per share, compared to $56.5 million, or $1.51 per share, for the nine months ended September 30, 1995. Excluding realized gains and losses, net of taxes, net income decreased $1.3 million, to $52.5 million for the nine months ended September 30, 1996. The increase in net income is primarily attributable to an increase in investment income and realized gains of $4.5 million and $10.1 million, respectively, partially offset by a decrease in underwriting profit of $9.7 million. The decrease in underwriting profit primarily reflects an increase in catastrophes and an increase in claims activity in the commercial multiple peril and homeowners lines. Catastrophe losses were $16.9 million in the nine months ended September 30, 1996, compared to $7.7 million in the nine months ended September 30, 1995. The increase in catastrophes was partially offset by favorable claims experience in the personal automobile line. This increase in investment income was primarily as a result of a change in estimated equity earnings from a limited partnership of $2.6 million. Federal income tax expense increased $0.5 million to $15.7 million, while the effective tax rate decreased from 21.2% in the nine months ended September 30, 1995 to 20.3% for the same period in 1996.

Revenues

Net premiums earned increased $1.3 million, or 0.6%, to $210.8 million for the quarter ended September 30, 1996, resulting from a $4.9 million increase in the Company's personal segment which was partially offset by a decrease of $3.6 million in the Company's commercial segment. Net premiums earned increased $18.7 million, or 3.1%, to $626.4 million for the nine months ended September 30, 1996, resulting from increases of $14.2 million and $4.5 million increases in the Company's personal and commercial segments, respectively. This growth is due to increases in net premiums earned of $7.7 million in Ohio and Indiana resulting from expansion in these states and to price increases in all major lines except the workers' compensation line. The growth is partially offset by rate reductions in the workers' compensation line where competitive conditions continue to increase in Michigan.



Segment Results

Personal segment

Personal segment premiums represented 66.9% and 65.0% of total net premiums earned for the quarters ended September 30, 1996 and 1995, respectively, and 66.0% and 65.7% of total net premiums earned for the nine months ended September 30, 1996 and 1995, respectively.



                                                          Three Months           Nine Months
For the Periods Ended
September 30, (In millions)                            1996       1995        1996        1995


Net premiums earned                                $  141.0   $  136.1    $   413.3   $  399.1

Losses and loss adjustment expenses                    96.5      105.6        308.1      304.4

Policy acquisition and other underwriting
expenses                                               37.6       36.0        110.2      108.8

Underwriting (loss) profit                         $    6.9   $   (5.5)   $    (5.0)  $  (14.1)





Personal segment net premiums earned increased $4.9 million, or 3.6%, to $141.0 million for the quarter ended September 30, 1996. Personal segment net premiums earned increased $14.2 million, or 3.6%, to $413.3 million for the nine months ended September 30, 1996. This growth is attributable to price increases in the personal automobile and homeowners lines. The growth is partially offset by a 2.5% decrease in policies in force in the personal automobile line since December 31, 1995, attributable to continued strong competition in Michigan.

The personal segment underwriting profit was $6.9 million for the quarter ended September 30, 1996, compared to a $5.5 million underwriting loss for the comparable period in 1995. The improvement in the underwriting profit reflects primarily a decrease in catastrophe losses. Catastrophe losses provided a $2.3 million benefit during the third quarter of 1996 due to a favorable re-estimation of catastrophe losses which occured in the first half of 1996. The Company incurred catastrophe losses of $6.9 million during the third quarter of 1995. Policy acquisition costs and other underwriting expenses increased $1.6 million, to $37.6 million in the third quarter of 1996. The increase is primarily attributable to the increase in net earned premium and expenses associated with an ongoing policy administration technology project, partially offset by decreases in employee related expenses and commissions.

The personal segment underwriting loss was $5.0 million, for the nine months ended September 30, 1996, compared to a loss of $14.1 million in the comparable 1995 period. The improvement in underwriting results reflects the impact of a $14.2 million increase in earned premiums, and reflects favorable claims activity in both current and prior accident years in the personal automobile line attributable to improvements in severity. This was partially offset by an increase in catastrophe losses of $8.5 million, to $15.4 million, primarily in the homeowners line. Policy acquisition and other underwriting expenses increased $1.4 million, to $110.2 million due to the effect of increases in net earned premium and expenses associated with the policy administration technology project, partially offset by reductions in employee related expenses.

Commercial segment

Commercial segment premiums represented 33.1% and 35.0% of total net premiums earned for the quarters ended September 30, 1996 and 1995, respectively, and 34.0% and 34.3% of total net premiums earned for the nine months ended September 30, 1996 and 1995, respectively.


                                                          Three Months           Nine Months
For the Periods Ended
September 30, (In millions)                            1996       1995        1996        1995


Net premiums earned                                $   69.8   $   73.4    $   213.1   $  208.6

Losses and loss adjustment expenses                    45.1       39.7        153.0      127.0

Policy acquisition and other underwriting
expenses                                               18.5       21.4         52.1       56.2

Policyholders' dividends                                2.0        1.5          5.6        4.2

Underwriting (loss) profit                         $    4.2   $   10.8    $     2.4   $   21.2




Commercial segment net premiums earned decreased $3.6 million, or 4.9%, to $69.8 million for the quarter ended September 30, 1996. This decrease is primarily attributable to rate decreases in the workers' compensation line. Commercial segment net premiums earned increased $4.5 million, or 2.2%, to $213.1 million for the nine months ended September 30, 1996. The growth during the nine months primarily reflects a 9.5% increase in policies in force in the commercial multiple peril line since December 31, 1995. This growth continues to be offset by rate reductions in the workers' compensation line as a result of continuing competition in this line in Michigan. Rates in the workers' compensation line were decreased 8.5%, 7.0%, and 6.4% effective May 1, 1995, December 1, 1995, and June 1, 1996, respectively.

The commercial segment underwriting profit was $4.2 million in the quarter ended September 30, 1996, compared to $10.8 million in the quarter ended September 30, 1995. The decline in underwriting results is due primarily to increased loss frequency in the commercial multiple peril and workers' compensation lines. Catastrophe losses decreased $2.3 million to a benefit of $1.5 million. This benefit resulted from a favorable re-estimation of catastrophe losses which occurred in the first half of 1996.
Losses and LAE in the commercial multiple peril line increased $2.9 million, or 31.5%, to $12.1 million and losses and LAE in the workers' compensation line increased $1.5 million, or 10.2%, to $16.2 million. Policy acquisition and other underwriting expenses decreased $2.9 million, or 13.6%, to $18.5 million, primarily due to the decrease in earned premiums, as well as reductions in employee related expenses and commissions.

The commercial segment underwriting profit was $2.4 million in the nine months ended September 30, 1996, compared to $21.2 million in the nine months ended September 30, 1995. The decline in underwriting profit reflects an increase in loss severity and frequency in the commercial multiple peril line. Commercial multiple peril losses and LAE increased $15.4 million, or 53.1%, to $44.4 million in the nine months ended September 30, 1996. Catastrophe losses in this segment were $1.5 million in the nine months ended September 30, 1996 compared to $0.8 million during the comparable period of 1995. Policy acquisition and other underwriting expenses decreased $4.1 million, or 7.3%, to $52.1 million due to reductions in employee related expenses. This was partially offset by the effect of increases in earned premium.





Reserve for Losses and Loss Adjustment Expenses

The Company maintains reserves to provide for its estimated ultimate liability for losses and loss adjustment expenses with respect to reported and unreported claims incurred as of the end of each accounting period. These reserves are estimates, involving actuarial projections at a given point in time, of what management expects the ultimate settlement and administration of claims will cost based on facts and circumstances then known, predictions of future events, estimates of future trends in claim severity and judicial theories of liabiltiy and other factors. The inherent uncertainty of estimating insurance reserves is greater for certain types of property and casualty insurance lines, particularly workers' compensation and other liability lines, where a longer period of time may elapse before a definitive determination of ultimate liability may be made, and where the technological, judicial and political climates involving these types of claims are changing.

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




For the periods ended September 30, (in millions)                            1996        1995


Reserve for losses and LAE, beginning of period                           $ 1,291.6   $1,196.6

Reserve for losses and LAE, net of reinsurance recoverable:

  Provision for insured events of the current period                          487.1      447.8

  Decrease in provision for insured events of prior years                     (26.0)     (16.4)

Total incurred losses and LAE                                                 461.1      431.4


Payments, net of reinsurance recoverable:

  Losses and LAE attributable to insured events of current period             253.0      209.9

  Losses and LAE attributable to insured events of prior years                201.7      188.2

Total payments                                                                454.7      398.1


Change in reinsurance recoverable on unpaid losses                             24.0       18.5

Reserve for losses and LAE, end of period                                 $ 1,322.0   $1,248.4




As part of an ongoing process, the reserves have been re-estimated for all prior accident years and were decreased by $26.0 million, and $16.4 million for the nine months ended September 30, 1996 and 1995, respectively. The increase in favorable reserve development in 1996 primarily reflects reduced medical costs in the personal automobile line.

The Company regularly reviews its reserving techniques, its overall reserving position and its reinsurance. Based on (i) review of historical data, legislative enactments, judicial decisions, legal developments in impositions of damages, changes in political attitudes and trends in general economic conditions,
(ii) review of per claim information, (iii) historical loss experience of the Company and the industry, and (iv) the relatively short-term nature of most policies, and (v) periodic estimates of required reserves by an independent actuarial consulting firm, management believes that adequate provision has been made for loss reserves. However, establishment of appropriate reseves is an inherently uncertain process and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves could have a material impact on the results of operations.

Investment Results

Net  investment income before taxes was $23.6 million  and  $19.2 million for the quarters ended September 30, 1996 and 1995, respectively. This increase is primarily the result of a change in estimated equity earnings from a limited partnership of $2.6 million. The average yield on debt securities was 6.0% during the quarter ended September 30, 1996 as compared to 5.7% for the quarter ended September 30, 1995. Net investment income after taxes was $19.2 million and $15.1 million for the quarters ended September 30, 1996 and 1995, respectively.

Net  investment income before taxes was $64.4 million  and  $59.9 million for the nine months ended September 30, 1996 and 1995, respectively. This increase is primarily the result of a change in estimated equity earnings from a limited partnership of $2.6 million. The average yield on debt securities was 6.1% and 6.0% for the nine months ended September 30, 1996 and 1995, respectively. Net investment income after taxes was $53.3 million and $49.3 million for the nine months ended September 30, 1996 and 1995, respectively.

Investment Portfolio

The Company's investment portfolio increased $77.5 million, from $1,490.8 million at December 31, 1995, to $1,568.3 million at September 30, 1996. Debt securities increased $89.2 million, to $1,378.7 million, from $1,289.5 million, and represented 87.9% and 86.5% of the carrying value of all investments at September 30, 1996, and December 31, 1995, respectively. This increase is consistent with the Company's strategy of increasing the level of debt securities in the portfolio. This was accomplished by reducing the level of equities in the portfolio, which resulted in a $13.7 million decrease in equity securities to $175.8 million in the first nine months of 1996. Tax-exempt securities increased $48.8 million, to $967.1 million, from $918.3 million, during the period. Tax-exempt securities represented 70.1% of total debt securities at September 30, 1996, compared to 71.2% at December 31, 1995.

Net unrealized appreciation in the investment portfolio at September 30, 1996 was $64.3 million compared to $84.1 million at December 31, 1995. Unrealized depreciation in the nine months was $25.4 million for bonds, and unrealized appreciation on equity securities and other investments was $5.7 million.


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

Underwriting and investing, typically the two distinct, but not separate operations in an insurance company, are the sources of cash for Citizens Insurance. The primary sources of cash are premiums collected, investment income and maturing investments. Primary cash outflows are paid losses and LAE, policy acquisition expenses, other underwriting expenses and purchases of investments. Cash outflows related to claim losses and LAE can be variable because of uncertainties surrounding settlement dates for unpaid losses and the potential for large losses either individually or in the aggregate. The Company periodically adjusts its investment policy to respond to changes in short-term and long-term cash requirements.

Net cash provided by operating activities for the nine months ended September 30, 1996, was $58.5 million compared to $96.3 million in the comparable prior year period. This decrease is primarily attributable to the increase in underwriting losses during the first nine months of 1996 and to the timing of claims payments.
Net cash used for investing activities by the Company was $53.9 million for the first nine months of 1996 compared to net cash used of $32.1 million for the comparable prior year period. Cash used for investing activity in the 1995 period was historically low due to the need to provide for the $100.0 million Series A Preferred Stock redemption on June 30, 1995.

Net cash used for financing activities by the Company was $16.4 million and $108.4 million, for the first nine months of 1996 and 1995, respectively. This decrease in net cash used for financing activities reflects the redemption of the Series A Preferred Stock for $100.0 million from The Hanover Insurance Company in 1995 and is partially offset by an increase of $10.1 million of treasury stock purchased in 1996.

Shareholders' equity was $715.3 million at September 30, 1996, or $20.26 per common share, compared to $682.8 million at December 31, 1995, or $19.04 per common share. Shareholders' equity reflects a decrease of $12.8 million due to a decrease, net of deferred income taxes, in the fair values of available-for-sale debt securities. Changes in shareholders' equity related to the unrealized values of underlying portfolio investments will continue to be volatile as market prices of debt securities fluctuate with changes in the interest rate environment.

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

Forward-Looking Statements

The Company wishes to caution readers that the following important factors, among others, in some cases have affected and in the future could affect, the Company's actual results and could cause the Company's actual results for 1996 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. When used in the MD&A discussion, the words "believes," "anticipated," "expects" and similar expressions are intended to identify forward looking statements. See "Important Factors Regarding Forward-Looking Statements" filed herewith as Exhibit 99-1 and incorporated herein by reference.

Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward looking statements include among others, the following possibilities: (i) adverse catastrophe experience and severe weather; (ii) adverse loss development for events the Company insured in prior years; (iii) heightened competition, including the intensification of price competition, the entry of new competitors, and the introduction of new products by new and existing competitors; (iv) adverse state and federal legislation, including decreases in rates, limitations on premium levels, and increases in minimum capital and reserve requirements; (v) changes in interest rates causing a reduction of investment income and in the market value of interest rate sensitive investments; (vi) failure to obtain new customers, retain existing customers or reductions in policies in force by existing customers; (vii) higher service, administrative, or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures;
(viii) loss or retirement of key executives; (ix) adverse changes in the ratings obtained by independent rating agencies such as Moody's, Standard and Poors and A.M. Best.










                   PART II - OTHER INFORMATION





                             ITEM 6


                Exhibits and Reports on Form 8-K

(a) Exhibits

  EX-11         Statement regarding computation of per share earnings
  EX-27         Financial Data Schedule
  EX-99.1       Important Factors Regarding Forward-Looking Statements.



(b) Reports on Form 8-K

  None.


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      CITIZENS CORPORATION
                           Registrant



Dated  November 12, 1996          /s/ John F. O'Brien
                                      John F. O'Brien
                                      President and Chief Executive
                                      Officer





Dated  November 12, 1996          /s/ James R. McAuliffe
                                      James R. McAuliffe
                                      Vice President




Dated  November 12, 1996          /s/ Edward J. Parry III
                                      Edward J. Parry III
                                      Vice President, Treasurer and
                                      Principal Accounting Officer