Form 10-K
period 1996-12-31
CITIZENS CORP /DE/
filed 1997-03-24
CIK 895469

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-K

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1996
                                      OR
    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM:      TO

                                    1-11714
                           (COMMISSION FILE NUMBER)

                               ----------------
                             CITIZENS CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              04-3178765
     (STATE OR OTHER JURISDICTION,      (IRS EMPLOYER IDENTIFICATION NUMBER)
    INCORPORATION OR ORGANIZATION)

440 LINCOLN STREET, WORCESTER, MASSACHUSETTS                01653
    (ADDRESS OF PRINCIPAL EXECUTIVE                       (ZIP CODE)
               OFFICES)

                                (508) 855-1000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:

     COMMON STOCK, $0.01 PAR VALUE             NEW YORK STOCK EXCHANGE
    (TITLE OF EACH CLASS OF STOCK)     (NAME OF EXCHANGE ON WHICH REGISTERED)

       SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT: NONE

                               ----------------
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Based on the closing sales price of February 28, 1997 the aggregate market value of the voting stock held by nonaffiliates of the registrant was $153,618,050.

  The number of shares outstanding of the registrant's common stock, $0.01 par value, was 35,269,100 shares outstanding as of February 28, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of Citizens Corporation's Proxy Statement for Annual Meeting of Shareholders to be held May 20, 1997 (the Proxy Statement) are incorporated by reference in Part III.

             Total number of pages, including cover page--1 of 61

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

ORGANIZATION

  Citizens Corporation is a Delaware Corporation and non-insurance holding company with wholly-owned subsidiaries: Citizens Insurance Company of America (Citizens Insurance), a Michigan corporation; Citizens Insurance Company of the Midwest, an Indiana corporation; and Citizens Insurance Company of Ohio, an Ohio corporation; (collectively Citizens Insurance Group) and Citizens Management Inc. (CMI). Citizens Corporation and its subsidiaries are hereinafter collectively referred to as "the Company." Approximately 82.5% of the Company is owned by The Hanover Insurance Company (Hanover). Hanover is a wholly-owned subsidiary of Allmerica Property & Casualty Companies, Inc.
(APY), a Delaware corporation. Allmerica Financial Corporation (AFC) indirectly owns 59.5%, or approximately 35.5 million shares, of APY. On February 19, 1997, AFC and APY entered into an Agreement and Plan of Merger pursuant to which AFC will acquire all of the outstanding shares of common stock of APY that it does not already own. The consummation of the merger is subject to the satisfaction of various conditions, including the approval of regulatory authorities.

  In February 1993, Citizens Insurance issued 1.0 million shares of Series A Preferred Stock to Hanover. Effective March 31, 1993, Citizens Corporation issued 1.0 million shares of its authorized Series A Preferred Stock to Hanover in exchange for the Citizens Insurance Preferred Stock. On June 30, 1995, Citizens Insurance redeemed its 1.0 million shares of Series A Preferred Stock from Citizens Corporation for $100.0 million and Citizens Corporation redeemed its 1.0 million shares of Series A Preferred Stock from Hanover for $100.0 million.

  On November 17, 1994, Citizens Insurance Company of Ohio was established and as of January 1, 1995, was admitted to do business in the state of Ohio. Business operations began on February 13, 1995. On September 1, 1994, Citizens Insurance Company of the Midwest was established and as of October 2, 1995 was admitted to do business in the state of Indiana. Business operations began on March 8, 1996.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

  The Company's insurance operations are segmented into personal and commercial lines based on common underlying risks and customer types for individual products in those lines. Information with respect to each of the Company's segments is included in "Segment Results" on pages 14 and 15 in Management's Discussion & Analysis of Results of Operations and Financial Condition and in Note 15 on pages 43 and 44 of the Notes to the Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

GENERAL

  The Company, through Citizens Insurance, is one of the largest underwriters of personal and commercial property and casualty insurance, in terms of market share, in Michigan. The Company has a historically strong regional focus and it places heavy emphasis on underwriting profitability and loss reserve adequacy. Through an independent agency force, the Company underwrites personal and commercial segments of insurance including: personal automobile, homeowners, workers' compensation, commercial automobile and commercial multiple peril.

  The Company maintains a clear focus on the core disciplines of underwriting, pricing, claims adjusting, marketing and sales. In particular, the Company seeks to achieve and maintain underwriting profitability in each of its five major product lines. The Company's overall strategy is to improve profitability through operating efficiencies and to pursue measured growth in existing markets and, as opportunities arise, in new markets which offer long-term growth potential. In addition, by focusing on its established major segment product lines, the Company typically does not pursue the development of new products with relatively unpredictable risk profiles.

  Over the last ten years, Citizens Insurance has consistently reported stronger growth in statutory net premiums written than the property and casualty insurance industry as a whole. Citizens Insurance's average premium growth rate was 8.9% for the ten year period ended December 31, 1996 and its average statutory combined ratio for the same period was 100.1. The industry average premium growth rate was 6.2% for the ten year period ended December 31, 1996 and the industry average statutory combined ratio for the same period was 108.2. (Industry estimates are based on data published by A.M. Best.)

  The property and casualty insurance industry is highly cyclical. The industry's profitability can be affected significantly by price competition, volatile and unpredictable developments such as extreme weather conditions and natural disasters, legal developments affecting insurer liability and the size of jury awards, fluctuations in interest rates and other factors that affect investment returns, and other general economic conditions and trends, such as inflationary pressures, that may affect the adequacy of reserves.

SEGMENT PRODUCT LINES

  Citizens underwrites personal and commercial property and casualty insurance coverage. The personal segment principally includes personal automobile and homeowners coverage. The commercial segment principally includes workers' compensation, commercial automobile and commercial multiple peril coverage.

  Personal automobile coverage insures individuals against losses incurred from personal bodily injury, bodily injury to third parties, property damage to an insured's vehicle, and property damage to other vehicles and other property.

  Homeowners coverage insures individuals against losses to their residences and personal property, such as those caused by fire, wind, hail, water damage (except for flooding), theft, and vandalism, and against third party liability claims.

  Workers' compensation coverage insures employers against employee medical and indemnity claims resulting from injuries related to work. Workers' compensation policies are often written in conjunction with other commercial policies.

  Commercial automobile coverage insures businesses against losses incurred from personal bodily injury, bodily injury to third parties, property damage to an insured's vehicle and property damage to other vehicles and other property.

  Commercial multiple peril coverage insures businesses against third-party liability from accidents occurring on their premises or arising out of their operations, such as injuries sustained from products sold. It also insures business property for damage, such as that caused by fire, wind, hail, water damage (except for flooding), theft and vandalism.

  The Company also offers a variety of other products, such as inland marine, umbrella, fire, other liability and surety insurance. The Company provides self-insurance administration services for individual risks and groups, and writes excess reinsurance coverage for the self-insurance programs it administers through its wholly-owned subsidiary, CMI.

CUSTOMERS, MARKETING AND DISTRIBUTION

  The Company's insurance products are marketed in Michigan through approximately 3,800 licensed independent insurance agents, who are paid on a commission basis, associated with approximately 525 insurance agencies. The Company also markets its products in Indiana and Ohio through approximately 1,700 licensed independent insurance agents associated with approximately 200 insurance agencies. In 1996, each agency representing the Company wrote an average of approximately $1.2 million of Company premiums. In 1996, over 290 agencies wrote Company premiums in excess of $1.0 million, 131 wrote over $2.0 million, 68 wrote over

$3.0 million and 32 wrote over $4.0 million. The three largest agencies wrote approximately $19.3 million, $12.9 million, and $10.7 million of Company premiums, respectively.

  The Company seeks to establish long-term relationships with larger, well-established agencies. In selecting agencies for new appointments, the Company considers the following criteria: a record of profitability and financial stability; an experienced and professional staff; a marketing plan for future growth; and a perpetuation plan for successor management. The Company believes that by improving its relationship and stature with its most productive agents, it will receive a greater share of its agent's higher quality writings. To solidify its relationships with higher quality agencies and take advantage of local knowledge of operating territories, the Company maintains four branch offices and twenty five claims offices located throughout Michigan, one branch office and three claims office in Indiana and one branch office in Ohio.

  Since the Company offers its products only through independent insurance agencies, its relationships with those agencies are critical to the continued growth of its business. Accordingly, the Company establishes strong relationships with quality agencies by offering enhanced profit sharing arrangements, recognition awards and internal support for agency operations. The Company seeks to become the preferred provider of quality insurance agents whom the Company believes will provide it with customers with average or above-average profit characteristics. The Company has a comprehensive program to recognize and honor those agents who excel, as measured by profitability and premium volume. By offering its independent agents a consistent source of personal and commercial property and casualty insurance products, the Company believes that an increasing number of its agents will rely on the Company as their principal supplier of insurance products.

  The Company has been successful in developing and marketing affinity franchise groups in both personal and commercial segments that are tailored for members of associations and organizations in Michigan, Indiana and Ohio. The associations may choose to make the Company's programs available to their members based on an evaluation of the Company's rates, service, and regulation, but each risk is individually underwritten and each customer is issued a separate policy. Associations and organizations receive no payment for making Citizens' franchise programs available to their members. As of December 31, 1996, the Company had approximately 110 affinity franchise programs in-force, 82 of which were in personal segments and 28 of which were in commercial segments.

  Agents are authorized to bind the Company on risks. The agents are guided by the Company's written underwriting rules and practices. These rules and practices set forth eligibility rules for various policies and coverages, unacceptable risks, and maximum and minimum limits of liability. Violation of these rules and practices is grounds for termination of the agency's contract to represent the Company.

  During 1996, the Company began the process of consolidating certain operations of Hanover and Citizens which are intended to achieve process improvements and efficiencies in operations. These operations include claims, finance, policy processing and administrative functions.

  The Company is not dependent upon a single customer or any few customers for which the loss of any one or more would have a material adverse effect upon the Company's operations.

REINSURANCE FACILITY

  Michigan's no-fault law requires insurers to provide unlimited medical coverage to automobile accident victims. In response, the Michigan Catastrophic Claims Association (MCCA) was established to spread the costs of medical coverage to all insureds. The MCCA acts as a reinsurer for all Michigan automobile insurers, reimbursing for amounts paid on personal protection insurance losses in excess of $0.25 million. At December 31, 1996, the MCCA was the only reinsurer which represented 10% or more of the Company's reinsurance business. Participation is required for all Michigan-licensed automobile and motorcycle insurers. The MCCA assesses its member companies an annual premium on each of such member company's policies covering automobile and motorcycles written in Michigan. The assessment is passed on directly to policyholders. The Company cedes a significant portion of its private passenger automobile premiums to the MCCA. Ceded premiums earned to MCCA in 1996, 1995, and 1994 were $50.5 million, $66.8 million and $80.0 million, respectively. Losses and LAE ceded to MCCA in 1996, 1995, and 1994 were ($52.9) million, $62.9 million and $24.2 million, respectively. In 1996, the MCCA's favorable development on prior year reserves exceeded the losses and LAE incurred during the year. The aggregate losses and LAE ceded to the MCCA have no impact on the Company's consolidated statements of income.

  At December 31, 1996 and 1995, the Company had reinsurance recoverable on paid and unpaid losses of $292.0 million and $354.9 million, respectively, from the MCCA. The amount recoverable from the MCCA is a current estimate of future payments to be made to the Company by the MCCA for reimbursements of amounts for currently pending personal protection insurance (PIP) claims and PIP claims incurred but not yet reported. The Company bills the MCCA on a quarterly basis and all amounts have been paid when due. Because PIP claims whose payments will be reimbursed by the MCCA involve amounts to be paid over many years, actual amounts to be owed to the Company by the MCCA in the future are subject to change based on claims paid. The Company bills the MCCA based upon amounts actually paid by the Company to policyholders, however, there can be no assurance that the Company will recover the full amount of reinsurance payments owed to it by the MCCA. As of June 30, 1996 and 1995, the MCCA had estimated surplus of $1.7 billion and $666.2 million, respectively, compared to an estimated deficit of $22.0 million, as of December 31, 1994. Management believes that in the current regulatory climate, the Company is unlikely to incur any material loss or become unable to pay claims as a result of nonpayment of amounts owed to it by the MCCA because (i) the MCCA is currently in a surplus position, (ii) the payment obligations of the MCCA are extended over many years, resulting in relatively small current payment obligations in terms of MCCA total assets, (iii) all amounts owed to the Company by the MCCA have been paid when due, and (iv) the MCCA is supported by assessments permitted by statute.

COMPETITION

  The property and casualty industry is highly competitive among national agency companies, direct writers, and regional and local insurers on the basis of both price and service. Many of these Companies are larger and have greater financial and technical resources than Citizens. National agency companies sell insurance through independent agents and usually concentrate on commercial lines of property and casualty insurance. Direct writers dominate the personal lines of property and casualty insurance and operate on a national, regional, or single state basis. Regional and local companies sell through independent agents in one or several states in the same region and compete in both personal and commercial lines. In addition, because the Company markets exclusively through independent agents, Citizens competes with other independent agency companies for business in each of the agencies representing it.

  In Michigan, the Company competes in personal lines with a number of direct writers and regional and local companies, several of which are larger than the Company. Citizens Insurance is the largest writer of property and casualty insurance in Michigan through independent agents. National agency companies have not been important factors in Michigan in personal lines of property and casualty insurance in previous years because of their tendency to emphasize commercial lines and because Michigan's insurance regulatory environment would require such companies to develop and implement special incentive programs designed to encourage agents to identify and sell insurance to individuals with lower risk profiles consistent with the constraints of Michigan law. However, in February 1996, an amendment to the Essential Insurance Act became effective in Michigan. This amendment eliminates personal automobile and homeowners insurance territorial rating restrictions and limits merit ratings for automobile policies. The Company cannot predict the effect of this new legislation, but believes this law may continue to encourage national companies to return or enter into the state in commercial and personal lines.

  The Company also faces competition from the two largest direct writers in Michigan, State Farm Group and Auto Club Michigan Group, in the personal automobile line. In the homeowners line, the Company's principal competition in Michigan is also from direct writers, including State Farm Group. The Company is the second leading writer in Michigan in its three primary commercial lines combined: commercial automobile, workers' compensation, and commercial multiple peril. The Company faces competition principally from national agency companies, and regional and local companies, many of which have financial resources substantially greater than those of the Company.

  Over the past several years, the industry has operated in a soft market. In Michigan, Citizens workers' compensation line is the largest commercial line in terms of premiums written. Over the past few years, competition has caused Citizens to reduce workers' compensation insurance rates four times; 8.5%, 7.0%, 6.4% and 8.7% effective May 1, 1995, December 1, 1995, June 1, 1996 and
March 1, 1997 respectively. Beginning in 1995, Citizens Insurance Group experienced an increase in competition in affinity franchise group sales as a result of the January 1995 order by the Michigan Insurance Commissioner which allowed competitors to offer similar products. While management has taken steps to increase penetration in affinity franchise groups and initiated other marketing programs, the Company believes that competition for affinity group business and for other premiums in the property and casualty insurance market will continue and may have an adverse impact on rates and profitability.

UNDERWRITING

 Pricing

  Citizens Insurance Group seeks to apply profit-driven underwriting and pricing practices in both hard and soft markets, expand its quality agency relationships and maintain a consistent presence in the markets for its five core product lines. This strategy seeks to achieve consistent profitability with substantial growth in net premiums during hard markets and more modest growth during soft markets.

  The Company's position as one of the largest insurers in terms of net premiums written in Michigan allows it to use its own loss experience in determining premium rates. The Company's rates for personal and commercial automobile and homeowners insurance in Michigan are based on its own experience.

  In Michigan, and in Indiana, the Company develops rates for commercial lines of general liability and property by using loss cost data from the Insurance Service Office (ISO), an independent organization providing industry-wide loss experience in all major product lines. To this cost data, the Company adds its own experience in these lines. In the workers' compensation line in Michigan, the Company uses its own experience to determine rates for its largest classifications, and uses industry-wide experience to help set rates for smaller classifications. In Ohio, the Company has not yet developed enough loss experience on which to make rate calculations, and uses loss cost information from the ISO, along with market comparisons.

 Claims

  The Company employs experienced claims adjusters, appraisers, medical specialists, managers, and attorneys in order to manage its claims. The Company has field claims offices strategically located throughout its operating territories. To ensure efficient claims settlements, almost all claims are settled by adjusters located in these claims offices. All claims office staff members work closely with the agents to settle claims rapidly and cost-effectively.

  Claims office adjusting staff are supported by general adjusters on large property losses, by automobile and heavy equipment damage appraisers on automobile material damage losses, and by medical specialists whose principal concentration is in workers' compensation and no-fault automobile injury cases. In addition, the claims offices are supported by staff attorneys who specialize in litigation defense and claim settlements. The Company also has a special unit which investigates suspected insurance fraud and abuse.

  Citizens Insurance has instituted a program under which participating agents have settlement authority for small property loss claims. Based upon program experience, the Company believes that this program contributes to low loss adjustment expense (LAE) experience and to its higher customer satisfaction ratings by permitting the early and direct settlement of such small claims. Approximately 26.6% and 28.1% of the number of total paid claims reported to Citizens Insurance in the years ended December 31, 1996 and 1995, respectively, were settled under this program.

  Citizens Insurance continues to use the managed care expertise of the AFC's Corporate Risk Management Services segment in the analysis of the provision of medical services in the management of medical claims in both the workers' compensation and automobile lines. The Company believes that its use of this capability reduces costs and serves its customers more efficiently. In late 1995, Citizens Insurance introduced Citizens/Care, which is a network of Preferred Provider Agreements which focuses on managing medical cost claims and serving customers more efficiently.

  Property and casualty insurers are subject to claims arising out of catastrophes which may have a significant impact on their results of operations and financial condition. The Company may experience catastrophe losses in the future which could have a material adverse impact on the Company. Catastrophes can be caused by various events including hurricanes, earthquakes, tornadoes, wind, hail, fires, and explosions, and the incidence and severity of catastrophes are inherently unpredictable. Although catastrophes can cause losses in a variety of property and casualty lines, homeowners and business property insurance have in the past generated the vast majority of catastrophe related claims.

RESERVES FOR UNPAID LOSSES AND LAE

  See "Reserve for Losses and Loss Adjustment Expenses" on pages 16-18 of Management's Discussion & Analysis of Results of Operations and Financial Condition of this Form 10-K which are incorporated into this item by reference.

  The Company's actuaries review the reserves each quarter and certify the reserves annually as required for the Company's statutory filings. The Company does not use discounting techniques in establishing reserves for losses and LAE, nor has it participated in any loss portfolio transfers or other similar transactions.

  The Company regularly reviews its reserving techniques, its overall reserve position and its reinsurance. Based on (i) review of historical data, legislative enactments, judicial decisions, legal developments in impositions of damages, changes in political attitudes and trends in general economic conditions, (ii) review of per claim information, (iii) historical loss experience if the Company and the industry, (iv) the relatively short-term nature of most policies and (v) internal estimates of required reserves, management believes that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. A significant change to estimated reserves could have a material impact on the results of operations.

  Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to the Company, and the Company's payment of that loss. To recognize liabilities for unpaid losses, the Company establishes reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and LAE.

ANALYSIS OF LOSSES AND LOSS ADJUSTMENT EXPENSES RESERVE DEVELOPMENT

  The following table sets forth the development of net reserves for unpaid losses and LAE from 1986 through 1996 for the Company.

                                                    YEAR ENDED DECEMBER 31,
                          --------------------------------------------------------------------------------
                           1996   1995   1994   1993   1992   1991   1990    1989    1988    1987    1986
                          ------ ------ ------ ------ ------ ------ ------  ------  ------  ------  ------
                                                         (IN MILLIONS)
Net reserve for losses
 and LAE(1).............  $772.1 $772.7 $739.9 $673.7 $598.8 $534.9 $429.6  $387.8  $329.8  $265.2  $200.0
Cumulative amount paid
 as of(2):
 One year later.........     --   239.1  223.4  204.5  195.3  196.2  160.2   152.4   130.8   108.5    86.7
 Two years later........     --     --   333.4  309.0  295.0  295.4  255.4   227.9   202.7   167.6   134.9
 Three years later......     --     --     --   363.3  351.4  349.2  306.8   281.4   240.7   203.8   166.3
 Four years later.......     --     --     --     --   378.3  380.0  334.7   310.8   269.7   220.9   182.9
 Five years later.......     --     --     --     --     --   393.4  351.0   325.1   287.8   237.0   192.8
 Six years later........     --     --     --     --     --     --   360.1   335.9   296.5   246.9   201.7
 Seven years later......     --     --     --     --     --     --     --    343.0   303.7   254.0   208.2
 Eight years later......     --     --     --     --     --     --     --      --    308.9   259.4   213.5
 Nine years later.......     --     --     --     --     --     --     --      --      --    263.4   217.5
 Ten years later........     --     --     --     --     --     --     --      --      --      --    220.6
Net reserve re-estimated
 as of(3):
 End of year............   772.1  772.7  739.9  673.7  598.8  534.9  429.6   387.8   329.8   265.2   200.0
 One year later.........     --   714.3  692.9  661.3  592.4  530.3  436.2   376.8   330.7   275.2   220.4
 Two years later........     --     --   634.0  609.3  578.4  530.5  451.0   388.1   326.9   272.9   228.7
 Three years later......     --     --     --   562.6  543.9  518.6  457.9   404.5   329.3   266.1   225.6
 Four years later.......     --     --     --     --   518.4  507.7  454.4   415.2   353.5   277.4   226.9
 Five years later.......     --     --     --     --     --   496.4  443.9   413.3   361.4   293.7   232.7
 Six years later........     --     --     --     --     --     --   437.8   407.0   361.4   300.8   243.9
 Seven years later......     --     --     --     --     --     --     --    405.0   359.2   302.5   248.6
 Eight years later......     --     --     --     --     --     --     --      --    359.2   300.7   250.5
 Nine years later.......     --     --     --     --     --     --     --      --      --    303.9   248.8
 Ten years later........     --     --     --     --     --     --     --      --      --      --    256.0
                          ------ ------ ------ ------ ------ ------ ------  ------  ------  ------  ------
Cumulative Redundancy
 (Deficiency)(4,5)......  $  --  $ 58.4 $105.9 $111.1 $ 80.4 $ 38.5 $ (8.2) $(17.2) $(29.4) $(38.7) $(56.0)
                          ====== ====== ====== ====== ====== ====== ======  ======  ======  ======  ======

--------
(1) Sets forth the net estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years; represents the net estimated amount of losses and LAE for claims arising in the current and all prior years that are unpaid at the balance sheet date, including incurred but not reported ("IBNR") reserves.
(2) Cumulative loss and LAE payments made in succeeding years for losses incurred prior to the balance sheet date.
(3) Re-estimated amount of the previously recorded liability based on experience for each succeeding year; increased or decreased as payments are made and more information becomes known about the severity of the remaining unpaid claims.
(4) Cumulative deficiency or redundancy at December 31, 1996 of the net reserve amounts shown on the top line of the corresponding column. A redundancy in reserves means the reserves established in prior years exceeded actual losses and LAE or were reevaluated at more than the original reserved amount. A deficiency in reserves means the reserves established in prior years were less than actual losses and LAE or were reevaluated at more than the original reserved amount.

(5) The following table sets forth the development of gross reserve for unpaid losses and LAE from 1992 through 1996 for the Company:

                                              YEAR ENDED DECEMBER 31,
                                     ------------------------------------------
                                       1996     1995     1994     1993    1992
                                     -------- -------- -------- -------- ------
                                                   (IN MILLIONS)
   Reserve for losses and LAE:
    Gross liability................. $1,238.5 $1,291.6 $1,196.6 $1,076.7 $867.8
    Reinsurance recoverable.........    466.4    518.9    456.7    403.0  269.0
                                     -------- -------- -------- -------- ------
    Net liability................... $  772.1 $  772.7 $  739.9 $  673.7 $598.8
                                     ======== ======== ======== ======== ======
   One year later:
    Gross re-estimated liability....          $1,111.0 $1,063.8 $1,004.6 $898.2
    Re-estimated recoverable........             396.7    370.9    343.3  305.8
                                              -------- -------- -------- ------
    Net re-estimated liability......          $  714.3 $  692.9 $  661.3 $592.4
                                              ======== ======== ======== ======
   Two years later:
    Gross re-estimated liability....                   $  986.5 $  896.9 $853.0
    Re-estimated recoverable........                      352.5    287.6  274.6
                                                       -------- -------- ------
    Net re-estimated liability......                   $  634.0 $  609.3 $578.4
                                                       ======== ======== ======
   Three years later:
    Gross re-estimated liability....                            $  862.0 $785.4
    Re-estimated recoverable........                               299.4  241.5
                                                                -------- ------
    Net re-estimated liability......                            $  562.6 $543.9
                                                                ======== ======
   Four years later:
    Gross re-estimated liability....                                     $780.9
    Re-estimated recoverable........                                      262.5
                                                                         ------
    Net re-estimated liability......                                     $518.4
                                                                         ======

RATING AGENCIES

  In each year since 1970, Citizens Insurance has been rated "A+ (Superior)" by A.M. Best. This is the second highest rating out of fifteen rating levels established by A.M. Best for the insurance industry. Ratings range from "A++ (Superior)" to "F (In Liquidation)." According to A.M. Best, the objective of this rating is to evaluate factors that effect the overall performance of an insurance company. A.M. Best uses this information to provide an opinion of a company's operating performance, financial strength and ability to meet the obligations to policy holders. The quantitative and qualitative evaluations are used to determine financial condition and operating performance. The quantitative evaluations are based on an analysis of each company's reported financial performance for at least the previous five fiscal years. Management believes that its A.M. Best rating is an important factor in marketing its products to agents and customers.

EMPLOYEES

  At December 31, 1996, the Company had approximately 1,625 employees, none of whom were represented by a labor union. Management believes that its relations with employees are good.

REINSURANCE

  See "Reinsurance" on pages 18 and 19 of Management's Discussion and Analysis of Results of Operations and Financial Condition and Note 6 on pages 36 and 37, respectively, of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K which are incorporated into this item by reference. See also "Reinsurance Facility" on page 4 of this Form 10-K which is incorporated into this item by reference.

INVESTMENT OPERATIONS

  See "Investment Portfolio" on page 19 of Management's Discussion and Analysis of Results of Operations and Financial Condition and Note 3 on pages 31-34 of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K which are incorporated into this item by reference.

ITEM 2. PROPERTIES

  The Company owns a 110,600 square foot office building in Howell, Michigan, approximately 40 miles outside of Detroit. This building serves as the Company's headquarters and accommodates corporate administration, marketing, information services, claims, and treasury. The Company also owns a 175,000 square foot facility in Howell near its current headquarters which accommodates underwriting, claims, marketing functions, and the Eastern Michigan branch operations.

  In addition, the Company leases an aggregate of approximately 55,000 square feet in three Michigan branch offices--in Grand Rapids, Gaylord, and Escanaba--one branch office located in Indianapolis, Indiana--and one branch office located in Columbus, Ohio. The Company also leases space for its claims offices throughout Michigan and Indiana.

  Management believes that the Company's owned and leased office space is adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS

  None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this Form 10-K.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
        MATTERS

COMMON STOCK AND SHAREHOLDER OWNERSHIP

  The common stock of Citizens Corporation is traded on the New York Stock Exchange under the symbol "CZC." On February 28, 1997, the Company had 202 shareholders of record and 35.3 million shares outstanding. On the same date, the trading price of the Company's common stock was $24 7/8 per share.

COMMON STOCK PRICES AND DIVIDENDS

                                                        HIGH     LOW   DIVIDENDS
                                                       ------- ------- ---------
1996
  First Quarter....................................... $20 1/4 $18 1/2   $0.05
  Second Quarter...................................... $19 5/8 $17 5/8   $0.05
  Third Quarter....................................... $22 3/8 $18 3/8   $0.05
  Fourth Quarter...................................... $22 3/4 $20 1/8   $0.05
1995
  First Quarter....................................... $17 7/8 $16 1/8   $0.05
  Second Quarter...................................... $18 1/8 $16 3/8   $0.05
  Third Quarter....................................... $19 1/4 $16 5/8   $0.05
  Fourth Quarter...................................... $19 5/8 $17 3/8   $0.05

1997 DIVIDEND SCHEDULE

  Citizens Corporation declared a cash dividend of $0.05 on March 4, 1997, which is payable on May 15, 1997. The record date for such dividend is May 1, 1997.

  Dividends by the Company are funded from dividends paid to the Company from Citizens Insurance, which are subject to restrictions imposed by state insurance laws and regulations with respect to dividends paid to the Company. See "Liquidity and Capital Resources" on pages 19 and 20 of Management's Discussion & Analysis of Results of Operations and Financial Condition and
Note 14 on page 43 of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K which are incorporated into this item by reference.

  The payment of any future dividends will be a business decision to be made by the Board of Directors from time to time based upon the results of operations and financial condition of the Company and such other factors as the Board of Directors consider to be relevant.

ITEM 6. SELECTED FINANCIAL DATA

                                      FOR THE YEARS ENDED DECEMBER 31,
                                -----------------------------------------------
                                  1996      1995     1994      1993      1992
                                --------  -------- --------  --------  --------
                                (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
Net premiums written........... $    838  $    834 $    779  $    743  $    698
REVENUE:
  Net premiums earned..........      836       818      763       713       675
  Net investment income........       89        79       75        74        77
  Net realized gain (loss) on
   investments.................       15         4       (1)       31         9
  Total revenues...............      941       901      839       819       761
  Statutory underwriting (loss)
   gain........................       (3)        7      (39)        0         8
  GAAP underwriting gain
   (loss)......................        1        13      (31)       10         9
STATUTORY COMBINED RATIO(1):
  Losses and loss adjustment
   expenses....................     72.3      71.0     76.2      71.2      70.8
  Underwriting expenses........     27.2      26.8     27.6      27.0      26.6
  Dividends to policyholders...      0.9       0.8      0.7       0.7       0.5
  Combined ratio...............    100.4      98.6    104.5      98.9      97.9
  Industry combined ratio......    107.0     106.5    108.5     106.9     115.8
  Income before cumulative ef-
   fect of changes in account-
   ing.........................       84        75       45        88        73
  Net income...................       84        75       45        83        73
PER COMMON SHARE DATA(2):
  Income before realized gain
   (loss) on investments, net
   of federal income taxes.....     2.10      1.95     1.16      1.82      1.73
  Realized gain (loss) on
   investments, net of federal
   income taxes................     0.27      0.07    (0.01)     0.57      0.17
  Cumulative effect of changes
   in accounting...............      --        --     (0.02)    (0.14)      --
  Net income...................     2.37      2.02     1.13      2.25      1.90
  Dividends declared to common
   shareholders................     0.20      0.20     0.20      0.20       N/A
  Book value per share.........    21.39     19.04    15.13     14.96     11.42
  Market value per share.......    22.50     18.63    17.00     19.63       N/A
AT YEAR END(3):
  Total assets.................    2,503     2,471    2,334     2,153     1,655
  Total shareholders' equity...      755       683      646       640       412
  Total statutory surplus......      624       504      539       532       322
RESERVES:
  Losses and loss adjustment
   expenses....................    1,239     1,292    1,197     1,077       868
  Unearned premiums............      362       351      332       310       270

--------
(1) Industry data is from Best's Aggregates and Averages for the Property Casualty Industry-Stock Companies.
(2) Earnings per common share prior to 1993 reflects the reorganization and exchange of common and preferred shares between Citizens Corporation, The Hanover Insurance Company and Citizens Insurance Company of America, which occurred in February 1993, and the shares issued in conjunction with the initial public offering. Certain per common share data not applicable prior to 1993.
(3) Total assets and reserve for losses and loss adjustment expenses have been restated to retroactively apply the provisions of Statement of Financial Accounting Standards No. 113, "Accounting and Reporting for Reinsurance of Short-duration and Long-duration Contracts."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

  The results of operations for Citizens Corporation and subsidiaries ("the Company") include the accounts of Citizens Corporation ("Citizens"), a non-insurance holding company, Citizens Insurance Company of America ("Citizens Insurance"), Citizens Insurance Company of Ohio, Citizens Insurance Company of the Midwest, and Citizens Management Inc.

RESULTS OF OPERATIONS

 Consolidated Overview

 1996 COMPARED TO 1995

  Net income in 1996 increased $9.2 million to $84.1 million, compared to $74.9 million in 1995. Excluding net realized gains of $9.7 million and severance charges of $0.7 million, both net of taxes, net income increased $2.6 million to $75.1 million in 1996. The increase in net income is primarily attributable to an increase in investment income and realized gains of $10.1 million and $11.2 million, respectively, partially offset by a decrease in underwriting profit of $12.7 million. The increase in investment income and realized gains was primarily the result of the Company's portfolio shift, in 1996, from equity securities to higher yielding debt securities. The decrease in underwriting profit primarily reflects an increase in catastrophes and an increase in claims activity in the commercial multiple peril and homeowners lines. Catastrophe losses were $15.3 million in 1996 compared to $8.0 million in 1995. The increases in catastrophes and claims activity were partially offset by favorable claims experience on current and prior accident years in the personal automobile line. Federal income tax expense decreased $0.3 million to $21.4 million, while the effective tax rate decreased from 22.5% in 1995 to 20.3% in 1996.

  Net premiums earned increased $17.7 million, or 2.2%, to $835.5 million during 1996, representing increases of $18.4 million, or 3.4% in the personal segment, and decreases of $0.7 million, or 0.2%, in the commercial segment. This overall growth is due to increases in net premiums earned of $11.4 million, or 22.5%, to $62.1 million in Ohio and Indiana resulting from expansion in these states. Price increases contributed to net premium growth in all major lines except the workers' compensation line where rate reductions and competitive conditions continue in Michigan. Continued growth in policies in force in the commercial automobile and commercial multiple peril lines of 3.7% and 13.2%, respectively, were offset by decreases in personal automobile and workers' compensation policies in force of 3.0% and 1.4% respectively.

 1995 COMPARED TO 1994

  Net income in 1995 increased $30.3 million to $74.9 million, compared to $44.6 million in 1994. Excluding realized gains and losses and cumulative effect of changes in accounting, both net of taxes, net income increased $26.5 million to $72.5 million in 1995. The increase in net income is primarily attributable to an increase of $44.1 million in overall underwriting results from a loss of $30.7 million in 1994 to a gain of $13.4 million in 1995. This increase resulted primarily from a return to more normal weather conditions in Michigan and to favorable claims experience on current and prior accident years in the workers' compensation and personal automobile lines. These factors were somewhat offset by an increase in the effective tax rate from virtually zero in 1994 to 22.5% in 1995, resulting from the improvement in underwriting results, increases in realized gains and a decrease in the proportion of pre-tax income attributable to tax-exempt interest.

  Net premiums earned increased $55.1 million, or 7.2%, to $817.8 million during 1995, representing increases of $40.1 million, or 8.1%, and $15.0 million, or 5.6%, in the personal and commercial segments, respectively. These increases are attributable to price increases in the homeowners and automobile lines. Continued growth in policies in force in the commercial automobile and commercial multiple peril lines of 12.5% and 11.6%, respectively, also contributed to the increase in net premiums earned. These items were partially offset by a 5.8% decrease in personal automobile policies in force.

SEGMENT RESULTS

 Personal Segment

  Personal segment premiums represented 66.4%, 65.6% and 65.0% of total net premiums earned in 1996, 1995 and 1994, respectively.

                                           FOR THE YEARS ENDED DECEMBER 31
                                           ----------------------------------
                                              1996        1995        1994
                                           ----------  ----------  ----------
                                                    (IN MILLIONS)
Net premiums earned....................... $    554.6  $    536.2  $    496.1
Losses and loss adjustment expenses (LAE)
 incurred.................................      404.1       413.6       391.0
Policy acquisition expenses...............      112.5       108.1        99.5
Other underwriting expenses...............       39.3        41.1        37.9
                                           ----------  ----------  ----------
Underwriting loss......................... $     (1.3) $    (26.6) $    (32.3)
                                           ==========  ==========  ==========

  Personal segment net premiums earned increased $18.4 million, or 3.4%, to $554.6 million in 1996. This growth is attributable to price increases in the personal automobile and homeowners lines. The growth is partially offset by a 3.0% decrease in policies in force in the personal automobile line, attributable to the Company's selective reduction of writings in Michigan when rates were viewed as inadequate and to continued strong competition in Michigan. While management has taken steps to increase penetration in affinity groups and has initiated other marketing programs, heightened competition may continue to result in reduced growth in the personal segment.

  Personal segment net premiums earned increased $40.1 million, or 8.1%, to $536.2 million in 1995. This increase reflects price increases in the personal automobile and homeowners lines, and was partially offset by the decrease in personal automobile policies in force of 5.8%. This decrease is attributable to the Company's selective reduction of writings in Michigan when rates were viewed as inadequate and to increased competition in affinity group franchise sales as a result of the January 1995 order by the Michigan Insurance Commissioner which has permitted competitors to offer similar products.

  The personal segment underwriting loss in 1996 was $1.3 million compared to $26.6 million in 1995. The improvement in underwriting results reflects favorable claims activity in both current and prior accident years in the personal automobile line attributable to continued improvements in severity. This was partially offset by an increase in catastrophe losses of $6.2 million, to $13.4 million, primarily in the homeowners line. The increase in policy acquisition expenses of $4.4 million, or 4.1%, to $112.5 million in 1996 primarily reflects the growth in net premiums earned. Other underwriting expenses decreased $1.8 million, or 4.4%, to $39.3 million due to reductions in employee related expenses and commissions, partially offset by expenses associated with a policy administration technology project. Management anticipates an increase in its expense levels due to further planned investments.

  The personal segment underwriting loss in 1995 was $26.6 million compared to $32.3 million in 1994. The improvement in underwriting results reflects a return to more normal weather conditions in Michigan as well as favorable claims activity in both current and prior accident years in the personal automobile line attributable to improvements in severity. The 1995 underwriting results improved despite a $3.4 million increase in catastrophe losses in the personal segment, primarily in the homeowners line. Catastrophe losses were $7.2 million and $3.8 million in the personal segment in 1995 and 1994, respectively. The increase in policy acquisition expenses of $8.6 million, or 8.6%, to $108.1 million in 1995 primarily reflects the growth in net premiums earned. Other underwriting expenses increased $3.2 million, or 8.4%, to $41.1 million reflecting the growth in net premiums earned.

 Commercial Segment

  Commercial segment premiums represented 33.6%, 34.4% and 35.0% of total net premiums earned in 1996, 1995 and 1994, respectively.

                                               FOR THE YEARS ENDED DECEMBER 31
                                               --------------------------------
                                                  1996       1995       1994
                                               ---------- ---------- ----------
                                                        (IN MILLIONS)
Net premiums earned........................... $    280.9 $    281.6 $    266.6
Losses and LAE incurred.......................      200.3      164.7      188.5
Policy acquisition expenses...................       51.6       51.5       47.3
Other underwriting expenses(1)................       27.0       25.4       29.2
                                               ---------- ---------- ----------
Underwriting profit........................... $      2.0 $     40.0 $      1.6
                                               ========== ========== ==========

--------
(1) Includes policyholders' dividends

  Commercial segment net premiums earned decreased $0.7 million, or 0.2%, to $280.9 million in 1996. This decrease primarily reflects rate reductions and a 1.4% decrease in policies in force in the workers' compensation line due to continuing competition in this line in Michigan. Rates in the workers' compensation line were decreased 8.5%, 7.0%, and 6.4% effective May 1, 1995, December 1, 1995, and June 1, 1996, respectively. This decrease is partially offset by an increase in policies in force in the commercial multiple peril and commercial automobile lines of 13.2% and 3.7%, respectively. Management believes competitive conditions in Michigan in the workers' compensation line may impact future growth in net premiums earned.

  Commercial segment net premiums earned increased $15.0 million, or 5.6%, to $281.6 million in 1995. This increase primarily reflects growth of 8.1% in total commercial policies in force. The overall growth includes increases in policies in force in the commercial automobile and commercial multiple peril lines of 12.5% and 11.6%, respectively, along with a decrease in workers' compensation policies in force of 4.6% and rate decreases of 15.5% in the workers' compensation line during 1995. These decreases in workers' compensation premiums were more than offset by increased workforce exposures due to full employment in Michigan. Price increases in the commercial automobile line also contributed to the increase in net premiums earned.

  The commercial segment underwriting profit in 1996 was $2.0 million compared to $40.0 million in 1995. The decline in underwriting profit is primarily attributable to an increase in loss severity and frequency in the commercial multiple peril line. Commercial multiple peril losses and LAE increased $16.9 million, or 42.4%, to $56.8 million in 1996, partially offset by a $5.1 million, or 9.4%, increase to $59.1 million in net premiums earned. Workers' compensation net premiums earned decreased $17.6 million, or 11.9%, to $130.7 million in 1996 while losses and LAE increased $9.6 million, or 15.0%, to $73.4 million in this line, primarily due to reduced favorable development of prior year reserves. Catastrophe losses in this segment were $1.9 million in 1996 compared to $0.8 million during 1995. Policy acquisition expenses remained consistent between years, primarily as a result of flat net earned premiums. Other underwriting expenses increased $1.6 million, or 6.3%, to $27.0 million due to investments in technology and increased policyholders' dividends, partially offset by reductions in employee related expenses and commissions. Management anticipates an increase in its expense levels due to further planned investments in technology.

  The commercial segment underwriting profit in 1995 was $40.0 million compared to $1.6 million in 1994. The improvement in underwriting results in 1995 reflects favorable claims activity in both current and prior accident years in the workers' compensation line attributable to improvements in severity and frequency, and to severe weather and large claims in the first half of 1994 which had an adverse impact on the commercial multiple peril and commercial automobile lines. The increase in policy acquisition expenses of $4.2 million, or 8.9%, to $51.5 million in 1995, primarily reflects the growth in net premiums earned. The decrease in other underwriting expenses reflects the unusually high level of expenses incurred during 1994 resulting from the expansion into Ohio, including the cost of preparing to write multi-state and cross-state commercial line policies, as well as a reduction in 1995 in administration expenses resulting from process improvements in the commercial segment.

INVESTMENT RESULTS

  Net investment income before taxes was $88.9 million, $78.8 million and $74.8 million in 1996, 1995, and 1994, respectively. The increase in 1996 is primarily the result of an increase in average invested assets, $4.4 million of income from limited partnerships, and the Company's portfolio shift, in 1996, from equity securities to higher yielding debt securities including longer duration and non-investment grade securities. The average pre-tax yields on debt securities were 6.3% in 1996 and 5.9% in both 1995 and 1994. Average invested assets increased $86.5 million, or 6.2%, to $1,490.0 million in 1996 primarily attributable to cash from operations. The increase in 1995 reflects an increase in average invested assets of $74.7 million, or 5.6%, to $1,403.5 million in 1995 from $1,328.8 million in 1994, primarily attributable to unrealized appreciation and to an increase in cash from operations, which was partially offset by the redemption of the $100.0 million Series A Preferred Stock. Net investment income after-tax was $73.4 million in 1996, $64.9 million in 1995, and $64.8 million in 1994. The investment results reflect average pre-tax yields of 6.0% in 1996 and 5.6% in both 1995 and 1994.

  Net realized gains on investments before taxes were $15.0 million and $3.8 million in 1996 and 1995, respectively, compared to net realized losses of $1.1 million in 1994. Net realized gains in 1996 primarily resulted from sales of appreciated equity securities due to the Company's strategy of shifting to a higher level of debt securities. Net realized gains in 1995 were primarily the result of the sales of equity securities impacted by the overall rise in the market. Net realized losses in 1994 resulted primarily from increases in prevailing interest rates.

FEDERAL INCOME TAXES

  The provision for federal income taxes was $21.4 million and $21.7 million in 1996 and 1995, respectively. There was relatively no provision for federal income taxes in 1994. These provisions resulted in consolidated effective federal tax rates of 20.3% and 22.5% in 1996 and 1995, respectively. The effective tax rate was virtually zero in 1994. The decrease in the effective tax rate in 1996 from 1995 resulted from higher tax-exempt interest, partially offset by higher pre-tax income. The increase in the effective tax rate in 1995 from 1994 resulted from the improvement in underwriting results, increases in realized gains and a decrease in the proportion of pre-tax income attributable to tax-exempt interest.

FINANCIAL CONDITION

 Reserve for Losses and Loss Adjustment Expenses

  The Company maintains reserves to provide for its estimated ultimate liability for losses and LAE with respect to reported and unreported claims incurred as of the end of each accounting period. These reserves are estimates involving actuarial projections at a given point in time, of what management expects the ultimate settlement and administration of claims will cost based on facts and circumstances then known, predictions of future events, estimates of future trends in claims severity and judicial theories of liability and other factors. The inherent uncertainty of estimating insurance reserves is greater for certain types of property and casualty insurance lines, particularly workers' compensation, where a longer period may elapse before a definitive determination of ultimate liability may be made, and liability lines, where the technological, judicial, and political climates involving these types of claims are changing.

  The Company regularly updates its reserve estimates as new information becomes available and further events occur which may impact the resolution of unsettled claims. Changes in prior reserve estimates are reflected in results of operations in the year such changes are determined to be needed and recorded.

  The table below provides a reconciliation of the beginning and ending reserve for unpaid losses and LAE for the years ended December 31:

                                                    1996      1995      1994
                                                  --------  --------  --------
                                                        (IN MILLIONS)
Reserve for losses and LAE, beginning of year.... $1,291.6  $1,196.6  $1,076.7
Incurred losses and LAE, net of reinsurance
 recoverable:
  Provision for insured events of current year...    662.8     625.3     591.9
  Decrease in provision for insured events of
   prior years...................................    (58.4)    (47.0)    (12.4)
                                                  --------  --------  --------
Total incurred losses and LAE....................    604.4     578.3     579.5
                                                  --------  --------  --------
Payments, net of reinsurance recoverable:
  Losses and LAE attributable to insured events
   of current year...............................    365.9     322.1     308.7
  Losses and LAE attributable to insured events
   of prior years................................    239.1     223.4     204.5
                                                  --------  --------  --------
Total payments...................................    605.0     545.5     513.2
                                                  --------  --------  --------
Change in reinsurance recoverable on unpaid
 losses..........................................    (52.5)     62.2      53.6
                                                  --------  --------  --------
Reserve for losses and LAE, end of year.......... $1,238.5  $1,291.6  $1,196.6
                                                  ========  ========  ========

  As part of an ongoing process, the reserves, net of reinsurance, have been re-estimated for all prior accident years and were decreased by $58.4 million, $47.0 million and $12.4 million in 1996, 1995, and 1994, respectively. The increase in favorable development of $11.4 million in 1996 reflects improved severity in the personal automobile line, where favorable development increased $28.6 million to $33.0 million in 1996, partially offset by less favorable development in the workers' compensation line. In 1995, the workers' compensation line had favorable development of $32.7 million, primarily as a result of the Company re-estimating reserves to reflect the Company's new claims cost management programs and the Michigan Supreme Court ruling, which decreases the maximum to be paid for indemnity cases on all existing and future claims. In 1996, the favorable development in the workers' compensation line of $21.8 million also reflected these developments.

  The increase in favorable development of $34.6 million in 1995 from 1994 reflects improved severity in the personal automobile and workers' compensation lines. Favorable development in the personal automobile line increased $16.6 million from unfavorable development of $12.2 million in 1994 to favorable development of $4.4 million in 1995. Favorable development in the workers' compensation line increased $15.5 million from $17.2 million in 1994 to $32.7 million in 1995, due to the aforementioned change in claims cost management and the Michigan Supreme Court ruling.

  This favorable development reflects the Company's reserving philosophy consistently applied over these periods. Conditions and trends that have affected development of the loss and LAE reserves in the past may not necessarily occur in the future.

  Due to the nature of business written by the Company, the exposure to environmental liabilities is relatively small. Losses and LAE reserves related to environmental damage and toxic tort liability, included in the total reserve for losses and LAE were $20.6 million and $22.3 million at the end of 1996 and 1995, respectively, both net of reinsurance of $3.5 million. The Company does not specifically underwrite policies that include this coverage, but as case law expands policy provisions and insurers' liability beyond the intended coverage, the Company has been required to defend such claims. Due to their unusual nature and absence of historical claims data, reserves for these claims are not determined using historical experience to project future losses. Although these claims are not material, their existence gives rise to uncertainty and is discussed because of the possibility, however remote, that they may become material. The environmental liability could be revised in the near term if the estimates used in determining the liability are revised. Management believes that, notwithstanding the evolution of case law expanding liability in environmental claims, recorded reserves related to these claims are adequate and the Company is not aware of any litigation or pending claims that may result in additional material liabilities in excess of recorded reserves.

  Inflation generally increases the cost of losses covered by insurance contracts. The effect of inflation on the Company varies by product. Property and casualty insurance premiums are established before the amount of losses and LAE, and the extent to which inflation may affect such expenses, are known. Consequently, the Company attempts, in establishing rates, to anticipate the potential impact of inflation in the projection of ultimate costs. The impact of inflation has been relatively insignificant in recent years. However, inflation could contribute to increased losses and LAE in the future.

  The Company regularly reviews its reserving techniques, its overall reserve position and its reinsurance. Based on (i) review of historical data, legislative enactments, judicial decisions, legal developments in impositions of damages, changes in political attitudes and trends in general economic conditions; (ii) review of per claim information; (iii) historical loss experience of the Company and the industry; (iv) the relatively short-term nature of most policies; and (v) internal estimates of required reserves, management believes that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves could have a material impact on the results of operations.

REINSURANCE

  The Company maintains a reinsurance program designed to protect against large or unusual losses and LAE activity. This includes both excess of loss reinsurance and catastrophe reinsurance. Catastrophe reinsurance serves to protect the ceding insurer from significant aggregate losses arising from a single event such as windstorm, hail, hurricane, tornado, riot or other extraordinary events. The Company determines the appropriate amount of reinsurance based on the Company's evaluation of the risks accepted and analysis prepared by consultants and reinsurers and on market conditions including the availability and pricing of reinsurance. The Company has reinsurance for casualty business. Under the 1996 casualty program, the reinsurers are responsible for 100% of the amount of each loss in excess of $1.0 million per occurrence up to $30.5 million for general liability and workers' compensation. Additionally, this reinsurance covers workers' compensation losses in excess of $30.5 million to $60.5 million per occurrence. Under the Company's 1996 catastrophe reinsurance program, Citizens retains 5% of losses in excess of $10.0 million, up to $25.0 million. For losses in excess of $25.0 million and up to $180.0 million, the Company retains 10% of the loss. Amounts in excess of $180.0 million are retained 100% by the Company. In 1996, Citizens purchased aggregate catastrophe coverage which reinsures 90% of $5.0 million for aggregated catastrophe losses in excess of $5.0 million which individually exceed $1.0 million. Under this aggregate catastrophe coverage, Citizens is expected to recover $4.5 million. In the years ended December 31, 1996, 1995 and 1994, the Company did not exceed the minimum catastrophe levels, either individually or in the aggregate, to obtain recovery under its reinsurance agreements, except as described above.

  Effective January 1, 1997, the Company modified its reinsurance program. The 1997 modifications include the purchase of additional casualty reinsurance and higher retention under the Company's catastrophe reinsurance program. Under the 1997 casualty reinsurance program, the Company added a layer which reinsured 100% of each loss in excess of $.5 million up to $1.0 million per occurrence. Under the 1997 catastrophe reinsurance program. Citizens retains the first $10 million of loss per occurrence, 5% of losses in excess of $10.0 million, up to $25.0 million, 55% of all aggregate loss amounts in excess of $25.0 million up to $45.0 million, and 10% of all aggregate loss amounts in excess of $45.0 million up to $180.0 million. Amounts in excess of $180.0 million are retained 100% by the Company.

  The Company cedes to reinsurers a portion of its risk and pays a fee based upon premiums received on all policies subject to such reinsurance. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company determines the appropriate amount of reinsurance based on evaluation of the risks accepted, analyses prepared by consultants and reinsurers, and on market conditions (including the availability and pricing of reinsurance). The Company also believes that the terms of its reinsurance contracts are consistent with industry practice in that they contain standard terms with respect to lines of business covered, limit and retention, arbitration and occurrence. Based on its review of its reinsurers' financial statements and reputations in the reinsurance marketplace, the Company believes that its reinsurers are financially sound.

  As a condition to the ability to conduct personal automobile business in the state of Michigan, the Company is required under Michigan law to participate in a pooling arrangement with the Michigan Catastrophic Claims Association
(MCCA). The Company is indemnified by the MCCA for personal protection insurance losses in excess of $0.25 million. At December 31, 1996 the MCCA was the only reinsurer which represented 10% or more of the Company's reinsurance business.

  The Company cedes a significant portion of its private passenger automobile premiums to the MCCA. Ceded premiums earned to MCCA in 1996, 1995 and 1994 were $50.5 million, $66.8 million and $80.0 million, respectively. Losses and LAE ceded to MCCA in 1996, 1995 and 1994 were ($52.9) million, $62.9 million and $24.2 million, respectively. In 1996, the MCCA's favorable development on prior year reserves exceeded the losses and LAE incurred during the current year. The aggregate losses and LAE ceded to the MCCA have no impact on the Company's consolidated statements of income.

  At December 31, 1996 and 1995, the Company had reinsurance recoverable from the MCCA on paid and unpaid losses of $292.0 million and $354.9 million, respectively. Because MCCA is supported by assessments permitted by statute and all amounts billed by the Company to MCCA have been paid when due, the Company believes that it has no significant exposure to uncollectible reinsurance balances.

  The reserve for losses and LAE at December 31, 1996 and 1995, is shown gross of reinsurance recoverable on unpaid losses of $466.4 million and $518.9 million, respectively. Losses and LAE ceded were $51.4 million, $134.1 million and $124.7 million in 1996, 1995, and 1994, respectively. Ceded premiums earned were $201.1 million, $206.3 million and $212.9 million in 1996, 1995, and 1994, respectively.

INVESTMENT PORTFOLIO

  The Company's investment policy is structured with emphasis on maximizing after tax income while providing liquidity and preserving asset quality. The portfolio is dominated by fixed income securities. The fixed income portfolio maintains a laddered maturity structure with a duration of 5.74 years. The Company continually evaluates credit quality throughout the investment holding period. The Company's investment portfolio increased $114.4 million to $1,605.2 million at December 31, 1996, from $1,490.8 million at December 31, 1995, primarily attributable to the investment of cash provided by operations of $73.5 million. Approximately 87.1% of the portfolio was invested in debt securities at December 31, 1996, compared to 86.5% at December 31, 1995.

  At December 31, 1996, $1,233.5 million, or 88.2%, of debt securities held by the Company were rated by the National Association of Insurance Commissioners ("NAIC") as investment grade (1 or 2 by the NAIC). The remaining $164.8 million were rated non-investment grade. At December 31, 1995, $1,202.3 million, or 93.2%, of the debt securities were rated investment grade. At December 31, 1996, 69.9% of debt securities were tax-exempt investments, compared to 71.2% at December 31, 1995. The Company may make modest extensions in portfolio incremental credit risk and adjustments to its taxable and tax-exempt positions in the future to seek to maximize after tax income.

  At December 31, 1996, $192.3 million, or 12.0%, of the investment portfolio was invested in equity securities compared to $189.5 million, or 12.7%, at December 31, 1995. Dividend income from equity securities was $4.2 million, or 4.5%, of investment income in 1996, compared to $4.5 million, or 5.3%, in 1995.

LIQUIDITY AND CAPITAL RESOURCES

  Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, Citizens' primary source of cash for payment of dividends to its shareholders is dividends from its insurance subsidiaries, which are subject to limitations imposed by state regulators. Such limitations require that dividends be paid only out of statutory earned surplus (unassigned funds) and impose a restriction on the payment of "extraordinary" dividends without prior approval of the state authorities. The maximum dividend that may be paid to Citizens Corporation at January 1, 1997, without prior approval from the Michigan Commissioner of Insurance, is $39.9 million.

  Sources of cash for the Company's insurance subsidiaries are from premiums collected, investment income and maturing investments. Primary cash outflows are paid losses and LAE, policy acquisition expenses, other underwriting expenses and investment purchases. Cash outflows related to claim losses and LAE can be variable because of uncertainties regarding settlement dates for liabilities for unpaid losses and because of the potential for large losses either individually or in the aggregate. Accordingly, the Company's strategy is to monitor available cash and short-term investment balances in relation to projected cash needs by matching maturities of its investments with expected payments of current and longer term liabilities. The Company periodically adjusts its investment policy to respond to changes in short-term and long-term cash requirements.

  Net cash provided by operating activities for the Company was $73.5 million, $120.0 million and $112.5 million in 1996, 1995, and 1994, respectively. The decrease in cash provided by operating activities in 1996 from 1995 is attributable primarily to the increase in payments for losses and LAE of $59.5 million to $605.0 million in 1996 compared to $545.5 million in 1995. The cash provided by operations in 1995 reflects more normal underwriting results and an increase over 1994 due to the high level of weather-related claims during 1994.

  Net cash used for investing activities for the Company was $78.3 million and $89.2 million in 1996 and 1995, respectively. Net cash provided by investing activities was $2.1 million in 1994. Net cash used for investing activities has declined in 1996 from 1995 primarily due to the decrease in cash flow from operations. Net cash used for investing activities increased in 1995 from 1994 primarily due to a reduction in the Company's cash and cash equivalents.

  Net cash used for financing activities was $18.2 million, $113.1 million and $11.2 million in 1996, 1995, and 1994, respectively. Net cash used in 1996 reflects the purchase of $11.1 million of treasury stock and dividends paid to shareholders of $7.1 million. The relatively higher level of net cash used in 1995 reflects the redemption of 1.0 million shares of Series A Preferred Stock from The Hanover Insurance Company for $100.0 million.

  Shareholders' equity was $754.5 million, or $21.39 per share, at December 31, 1996, compared to $682.8 million, or $19.04 per share, at December 31, 1995. Shareholders' equity reflects net income for the year, the repurchase of treasury stock and the impact of a net increase of $5.8 million in the fair values of available-for-sale debt and equity securities. Changes in shareholders' equity related to changes in the fair value of the investment portfolio will continue to be volatile as market prices of debt and equity securities fluctuate with changes in interest rates and economic conditions.

  The Company expects to continue to pay dividends in the foreseeable future. However, payment of future dividends is subject to the Board of Directors' approval and dependent upon earnings and the financial condition of the Company.

FORWARD-LOOKING STATEMENTS

  The Company wishes to caution readers that the following important factors, among others, in some cases have affected and in the future could affect, the Company's actual results and could cause the Company's actual results for 1997 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. When used in the MD&A discussion, the words "believes," "anticipated," "expects" and similar expressions are intended to identify forward-looking statements. See "Important Factors Regarding Forward-Looking Statements" filed herewith as
Exhibit 99.1 and incorporated herein by reference.

  Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward looking statements include among others, the following possibilities:
(i) adverse catastrophe experience and severe weather; (ii) adverse loss development for events the Company insured in prior years; (iii) heightened competition, including the intensification of price competition, the entry of new competitors, and the introduction of new products by new and existing competitors; (iv) adverse state and federal legislation, including decreases in rates, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates, limitations on the ability to manage care and utilization, and tax treatment of insurance products; (v) changes in interest rates causing a reduction of investment income or in the market value of interest rate sensitive investments; (vi) failure to obtain new customers, retain existing customers or reductions in policies in force by existing customers; (vii) higher service, administrative, or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (viii) loss or retirement of key executives;
(ix) increases in medical costs, including increases in utilization, costs of medical services, pharmaceuticals, durable medical equipment and other covered items; (x) termination of provider contracts or renegotiation at less cost-effective rates or terms of payment; (xi) changes in the Company's liquidity due to changes in asset and liability matching; (xii) restrictions on insurance underwriting, based on certain criteria, (xiii) adverse changes in the ratings obtained by independent rating agencies such as Moody's, Standard and Poors and A.M. Best.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                        PAGE(S)
                                                                        -------
Report of Independent Accountants.....................................    22
Consolidated Statements of Income for the years ended December 31,
 1996, 1995 and 1994..................................................    24
Consolidated Balance Sheets as of December 31, 1996 and 1995..........    25
Consolidated Statements of Shareholders' Equity for the years ended
 December 31, 1996, 1995 and 1994.....................................    26
Consolidated Statements of Cash Flows for the years ended December 31,
 1996, 1995 and 1994..................................................    27
Notes to Consolidated Financial Statements............................   28-45

                    INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule I--Summary of Investments--Other than Investments in Related
 Parties..............................................................    52
Schedule II--Condensed Financial Information of the Registrant........   53-55
Schedule III--Supplementary Insurance Information.....................   56-58
Schedule IV--Reinsurance..............................................    59
Schedule V--Valuation and Qualifying Accounts.........................    60
Schedule VI--Supplemental Information Concerning Property/Casualty
 Insurance Operations.................................................    61

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholdersof Citizens Corporation

  In our opinion, the consolidated financial statements and financial statement schedules listed in the accompanying index present fairly, in all material respects, the financial position of Citizens Corporation and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

  The Company adopted certain new accounting pronouncements in 1994 as discussed in Note 1 to the consolidated financial statements.

/s/ Price Waterhouse LLP

Milwaukee, Wisconsin
January 24, 1997

                             CITIZENS CORPORATION

                      MANAGEMENT REPORT ON RESPONSIBILITY
                            FOR FINANCIAL REPORTING

  The management of Citizens Corporation has the responsibility for preparing the accompanying consolidated financial statements and for their integrity and objectivity. The statements were prepared in conformity with generally accepted accounting principles and include amounts based on management's informed estimates and judgments. We believe that these statements present fairly the Company's financial position and results of operations and that the other information contained in the annual report is accurate and consistent with the financial statements.

  Citizens Corporation's Board of Directors annually appoints independent accountants to perform an audit of its consolidated financial statements. The financial statements have been audited by Price Waterhouse LLP, independent accountants, in accordance with generally accepted auditing standards. Their audit included consideration of the Company's system of internal control in order to determine the audit procedures required to express their opinion on the consolidated financial statements.

  Management of Citizens Corporation has established and maintains a system of internal control that provides reasonable assurance that assets are safeguarded and that transactions are properly authorized and recorded. The system of internal control provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees with significant roles in the financial reporting process and updated as necessary. Management continually monitors the system of internal control for compliance. Citizens Corporation and its subsidiaries maintain a strong internal audit program that independently assesses the effectiveness of the internal controls and recommends possible improvements thereto. Management recognizes the inherent limitations in all internal control systems and believes that our system of internal control provides an appropriate balance between the costs and benefits desired. Management believes that the Company's system of internal control provides reasonable assurance that errors or irregularities that would be material to the financial statements are prevented or detected in the normal course of business.

  The Audit Committee of the Board of Directors, composed solely of outside directors, oversees management's discharge of its financial reporting responsibilities. The committee meets periodically with management, our internal auditors and independent accountants, Price Waterhouse LLP. Both our internal auditors and Price Waterhouse LLP have direct access to the Audit Committee.

  Management recognizes its responsibility for fostering a strong ethical climate. This responsibility is reflected in the Company's policies which address, among other things, potential conflicts of interest; compliance with all domestic and foreign laws including those relating to financial disclosure and the confidentiality of proprietary information. Citizens Corporation maintains a systematic program to assess compliance with these policies.

         /s/ John F. O'Brien                    /s/ Edward J. Parry, III
_____________________________________     _____________________________________
           JOHN F. O'BRIEN                        EDWARD J. PARRY, III
         PRESIDENT AND CHIEF                 VICE PRESIDENT, CHIEF FINANCIAL
          EXECUTIVE OFFICER                             OFFICER,
                                                 TREASURER AND PRINCIPAL
                                                   ACCOUNTING OFFICER

                              CITIZENS CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                             FOR THE YEARS ENDED DECEMBER 31,
                                             ---------------------------------
                                                1996       1995        1994
                                             ---------- ----------  ----------
                                                   (IN MILLIONS, EXCEPT
                                                  PER COMMON SHARE DATA)
REVENUES
  Net premiums written.....................  $    838.2 $    833.7  $    778.8
  Change in unearned premiums, net of
   prepaid reinsurance premiums............         2.7       15.9        16.1
                                             ---------- ----------  ----------
  Net premiums earned......................       835.5      817.8       762.7
  Net investment income....................        88.9       78.8        74.8
  Net realized gains (losses) on
   investments.............................        15.0        3.8        (1.1)
  Other income, net........................         2.0        0.6         2.2
                                             ---------- ----------  ----------
    Total revenues.........................       941.4      901.0       838.6
                                             ---------- ----------  ----------
EXPENSES
  Losses and loss adjustment expenses......       604.4      578.3       579.5
  Policy acquisition expenses..............       164.1      159.6       146.8
  Other underwriting expenses..............        60.2       59.9        61.3
  Policyholders' dividends.................         7.2        6.6         5.8
                                             ---------- ----------  ----------
    Total expenses.........................       835.9      804.4       793.4
                                             ---------- ----------  ----------
Income before federal income taxes and
 cumulative effect of a change in
 accounting................................       105.5       96.6        45.2
Federal income tax expense (benefit)
  Current..................................        20.3       17.6        10.0
  Deferred.................................         1.1        4.1       (10.0)
                                             ---------- ----------  ----------
    Total federal income tax expense.......        21.4       21.7         --
                                             ---------- ----------  ----------
Income before cumulative effect of a change
 in accounting.............................        84.1       74.9        45.2
Cumulative effect of a change in
 accounting................................         --         --         (0.6)
                                             ---------- ----------  ----------
Net income.................................        84.1       74.9        44.6
Dividends on Series A preferred stock......         --        (2.0)       (4.0)
                                             ---------- ----------  ----------
Net income available to common
 shareholders..............................  $     84.1 $     72.9  $     40.6
                                             ========== ==========  ==========
PER COMMON SHARE DATA
  Income before cumulative effect of a
   change in accounting....................  $     2.37 $     2.02  $     1.15
  Cumulative effect of a change in
   accounting..............................         --         --        (0.02)
                                             ---------- ----------  ----------
  Net income available to common
   shareholders............................  $     2.37 $     2.02  $     1.13
                                             ========== ==========  ==========
Weighted average common shares
 outstanding...............................        35.5       36.1        36.1
                                             ========== ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                              CITIZENS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                           DECEMBER 31,
                                                      ------------------------
                                                         1996         1995
                                                      -----------  -----------
                                                           (IN MILLIONS,
                                                      EXCEPT PER SHARE DATA)
ASSETS
Investments:
  Debt securities available-for-sale, at fair value
   (amortized cost of $1,366.9 and $1,247.5)......... $   1,398.3  $   1,289.5
  Equity securities available-for-sale, at fair value
   (cost of $132.3 and $149.6).......................       192.3        189.5
  Other investments, at fair value (cost of $13.2 and
   $9.6).............................................        14.6         11.8
                                                      -----------  -----------
    Total investments................................     1,605.2      1,490.8
  Cash and cash equivalents..........................        36.1         59.1
  Accrued investment income..........................        25.3         25.1
  Premiums and notes receivable (less allowance for
   doubtful accounts of $0.9 and $0.8)...............       140.3        141.0
  Reinsurance recoverable on paid and unpaid losses..       476.8        521.8
  Prepaid reinsurance premiums.......................        62.8         54.5
  Deferred policy acquisition expenses...............        54.3         52.2
  Deferred federal income taxes......................        25.4         29.7
  Other assets.......................................        76.8         96.6
                                                      -----------  -----------
    Total assets..................................... $   2,503.0  $   2,470.8
                                                      ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Reserve for losses and loss adjustment expenses.... $   1,238.5  $   1,291.6
  Unearned premiums..................................       362.3        351.4
  Other liabilities..................................       147.7        145.0
                                                      -----------  -----------
    Total liabilities................................     1,748.5      1,788.0
                                                      -----------  -----------
Commitments and contingent liabilities (Note 13)
Shareholders' equity:
  Series A preferred stock, $0.01 par value per
   share; authorized 10.0 million shares; none issued
   or outstanding in 1996 and 1995...................         --           --
  Common stock, $0.01 par value per share; authorized
   100.0 million shares; 36.1 million shares issued..         0.4          0.4
  Additional paid-in capital.........................       156.1        156.1
  Retained earnings..................................       552.5        475.5
  Unrealized appreciation on investments, net of
   deferred federal income taxes.....................        60.5         54.7
  Treasury stock, at cost (0.8 million and 0.2
   million shares)...................................       (15.0)        (3.9)
                                                      -----------  -----------
    Total shareholders' equity.......................       754.5        682.8
                                                      -----------  -----------
    Total liabilities and shareholders' equity....... $   2,503.0  $   2,470.8
                                                      ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                              CITIZENS CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                           FOR THE YEARS ENDED DECEMBER 31,
                                           -----------------------------------
                                              1996        1995         1994
                                           ----------  -----------  ----------
                                                     (IN MILLIONS)
PREFERRED STOCK
  Balance at beginning of year............        --   $     100.0  $    100.0
  Redemption of preferred stock...........        --        (100.0)        --
                                           ----------  -----------  ----------
  Balance at end of year..................        --           --        100.0
                                           ----------  -----------  ----------
COMMON STOCK
                                           ----------  -----------  ----------
  Balance at beginning and end of year.... $      0.4          0.4         0.4
                                           ----------  -----------  ----------
ADDITIONAL PAID-IN CAPITAL
                                           ----------  -----------  ----------
  Balance at beginning and end of year....      156.1        156.1       156.1
                                           ----------  -----------  ----------
RETAINED EARNINGS
  Balance at beginning of year............      475.5        409.8       376.4
  Net income..............................       84.1         74.9        44.6
  Dividends declared to shareholders......       (7.1)        (9.2)      (11.2)
                                           ----------  -----------  ----------
  Balance at end of year..................      552.5        475.5       409.8
                                           ----------  -----------  ----------
UNREALIZED APPRECIATION (DEPRECIATION) ON
 INVESTMENTS,
 NET OF DEFERRED FEDERAL INCOME TAXES
  Balance at beginning of year............       54.7        (20.4)        6.9
  Cumulative effect of changes in
   accounting:
    Net appreciation on available-for sale
     debt securities......................        --           --         53.9
    Provision for deferred federal income
     taxes................................        --           --        (18.9)
                                           ----------  -----------  ----------
  Total...................................        --           --         35.0
                                           ----------  -----------  ----------
  Effect of transfer of securities from
   held-to-maturity to available-for-sale:
    Net appreciation on available-for-sale
     debt securities......................        --           1.5         --
    Provision for deferred federal income
     taxes................................        --          (0.5)        --
                                           ----------  -----------  ----------
  Total...................................        --           1.0         --
                                           ----------  -----------  ----------
  Appreciation (depreciation) on
   investments during the year:
    Net appreciation (depreciation) on
     available-for-sale securities........        9.0        114.1       (95.9)
    (Provision) benefit for deferred
     federal income taxes.................       (3.2)       (40.0)       33.6
                                           ----------  -----------  ----------
  Total...................................        5.8         74.1       (62.3)
                                           ----------  -----------  ----------
  Balance at end of year..................       60.5         54.7       (20.4)
                                           ----------  -----------  ----------
TREASURY STOCK
  Balance at beginning of year............       (3.9)         --          --
  Shares purchased at cost................      (11.1)        (3.9)        --
                                           ----------  -----------  ----------
  Balance at end of year..................      (15.0)        (3.9)        --
                                           ----------  -----------  ----------
Total shareholders' equity................ $    754.5  $     682.8  $    645.9
                                           ==========  ===========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                              CITIZENS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             FOR THE YEARS ENDED DECEMBER 31,
                                             ----------------------------------
                                                1996        1995        1994
                                             ----------  ----------  ----------
                                                      (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.................................  $     84.1  $     74.9  $     44.6
Adjustments to reconcile net income to net
 cash provided by
 operating activities:
  Cumulative effect of a change in
   accounting..............................         --          --          0.6
  Net realized (gains) losses on
   investments.............................       (15.0)       (3.8)        1.1
  Deferred federal income tax provision
   (benefit)...............................         1.1         4.1       (10.0)
  Changes in assets and liabilities:
    Deferred policy acquisition expenses...        (2.1)       (2.9)       (4.5)
    Premiums and notes receivable, net of
     reinsurance payable...................         5.4       (23.1)      (11.4)
    Unearned premiums, net of prepaid
     reinsurance premiums..................         2.6        15.9        16.1
    Reserve for losses and loss adjustment
     expenses, net of reinsurance
     recoverable...........................        (8.1)       35.3        66.7
    Other, net.............................         5.5        19.6         9.3
                                             ----------  ----------  ----------
  Net cash provided by operating
   activities..............................        73.5       120.0       112.5
                                             ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of available-for-sale
 debt securities...........................       470.4       511.3       308.8
Proceeds from available-for-sale debt
 securities maturing or called.............       148.3        95.2        69.8
Proceeds from held-to-maturity debt
 securities maturing or called.............         --         10.6        16.9
Proceeds from sale of available-for-sale
 equity securities and other investments...        73.7        47.8        33.8
Purchases of available-for-sale debt
 securities................................      (741.4)     (637.2)     (363.1)
Purchases of available-for-sale equity
 securities and other investments..........       (42.5)      (93.9)      (72.7)
Change in net receivable from security
 transactions not settled..................        16.1       (19.2)       15.9
Other investing activities, net............        (2.9)       (3.8)       (7.3)
                                             ----------  ----------  ----------
  Net cash (used for) provided by investing
   activities..............................       (78.3)      (89.2)        2.1
                                             ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders.............        (7.1)       (9.2)      (11.2)
Treasury stock purchased, at cost..........       (11.1)       (3.9)        --
Redemption of Series A preferred stock.....         --       (100.0)        --
                                             ----------  ----------  ----------
  Net cash used for financing activities...       (18.2)     (113.1)      (11.2)
                                             ----------  ----------  ----------
Net (decrease) increase in cash and cash
 equivalents...............................       (23.0)      (82.3)      103.4
Cash and cash equivalents at beginning of
 year......................................        59.1       141.4        38.0
                                             ----------  ----------  ----------
Cash and cash equivalents at end of year...  $     36.1  $     59.1  $    141.4
                                             ==========  ==========  ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFOR-
 MATION
Cash paid during the year:
  Federal income taxes.....................  $     17.3  $     20.8  $     10.7

  The accompanying notes are an integral part of these consolidated financial statements.

                             CITIZENS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 A. BASIS OF CONSOLIDATION

  The consolidated financial statements include the accounts of Citizens Corporation, a Delaware corporation and non-insurance holding company; Citizens Insurance Company of America (Citizens Insurance), a Michigan corporation; Citizens Insurance Company of the Midwest, an Indiana corporation; and Citizens Insurance Company of Ohio, an Ohio corporation; (collectively Citizens Insurance Operations) and Citizens Management Inc. (collectively, the Company). Approximately 82.5% of the Company is owned by The Hanover Insurance Company (Hanover). Hanover is a wholly-owned subsidiary of Allmerica Property & Casualty Companies, Inc. (APY), a Delaware corporation.

  In February 1993, Citizens Insurance issued 1.0 million shares of Series A Preferred Stock to Hanover. Effective March 31, 1993, Citizens Corporation issued 1.0 million shares of its authorized Series A Preferred Stock to Hanover in exchange for the Citizens Insurance Preferred Stock. On June 30, 1995, Citizens Insurance redeemed its 1.0 million shares of Series A Preferred Stock from Citizens Corporation for $100.0 million and Citizens Corporation redeemed its 1.0 million shares of Series A Preferred Stock from Hanover for $100.0 million.

  On November 17, 1994, Citizens Insurance Company of Ohio was established and as of January 1, 1995, was admitted to do business in the state of Ohio. Business operations began on February 13, 1995. On September 1, 1994, Citizens Insurance Company of the Midwest was established and as of October 2, 1995 was admitted to do business in the state of Indiana. Business operations began on March 8, 1996.

  The accounting and reporting policies of the Company are in accordance with generally accepted accounting principles and the general practices within the insurance industry. All significant intercompany transactions and balances have been eliminated in consolidation.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 B. PREMIUM REVENUE

  Premiums are recognized as earned using the daily pro rata method over the terms of the policies. Unearned premiums represent the portion of premiums written that relate to the unexpired term of the policies in force.

 C. INVESTMENTS

  Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires that an enterprise classify debt and equity securities into one of three categories: held-to-maturity, available-for-sale or trading. SFAS No. 115 also requires that unrealized holding gains and losses for trading securities be included in earnings, while unrealized gains and losses for available-for-sale securities be excluded from earnings and reported as a separate component of shareholders' equity until realized. The effect of implementing SFAS No. 115, as of January 1, 1994, was an increase in the carrying value of debt securities of $53.9 million and an increase in shareholders' equity of $35.0 million, net of deferred federal income taxes, which resulted from changing the carrying value of the debt securities from amortized cost to fair value. The implementation had no effect on net income.

                             CITIZENS CORPORATION

  In November 1995, the Financial Accounting Standards Board issued a Special Report, A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities, which permitted companies to reclassify securities, where appropriate, based on the new guidance. As a result, the Company transferred all of its held-to-maturity category securities, with amortized cost and fair value of $35.0 million and $36.5 million, respectively, to the available-for-sale category, which resulted in a net increase in shareholders' equity of $1.0 million.

  Fair values for debt and equity securities are primarily based on quoted market prices. For securities not actively traded, fair values are estimated using values obtained from independent pricing services.

  Realized gains or losses on sale of investments, which are included in the determination of net income, are determined on the specific-identification basis using amortized cost for debt securities and cost for equity securities and other investments. Investments with other than temporary declines in fair value are written down to estimated fair value. The related losses are recognized as realized losses.

 D. FINANCIAL INSTRUMENTS

  In the normal course of business, the Company enters into transactions involving various types of financial instruments, including investments in debt and equity securities. These instruments involve credit risk and also may be subject to risk of loss due to currency and interest rate fluctuations. Financial instruments which are subject to fair value disclosure requirements are carried in the financial statements at amounts which approximate fair value, unless otherwise indicated in the notes to the consolidated financial statements.

 E. CASH AND CASH EQUIVALENTS

  Cash and cash equivalents includes cash on hand, amounts due from banks and highly liquid short-term investments. The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

 F. DEFERRED POLICY ACQUISITION EXPENSES

  Deferred policy acquisition expenses consist of commissions, premium taxes and other costs that vary with and are primarily related to the production of new and renewal business. The deferral is subject to ultimate recoverability and is charged to expense over the period in which the related premiums are earned. Deferred policy acquisition expenses are reviewed for each product to determine that they do not exceed recoverable amounts, after considering anticipated investment income. If such costs are determined to be unrecoverable, they are expensed at the time of determination.

  Although realization of deferred policy acquisition costs is not assured, management believes that all these costs will be realized. The amount of deferred policy acquisition costs considered realizable, however, could be reduced in the near term if the estimates of investment income discussed above are reduced, and this would impact the amortization of deferred policy acquisition costs.

 G. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

  The reserve for losses and loss adjustment expenses (LAE) represents the accumulation of individual case estimates for reported losses and actuarial estimates for incurred but not reported losses and LAE. Assumed reserves are recorded as reported by the ceding organization. The reserve for losses and LAE is intended to cover the ultimate net cost of all losses and LAE incurred through the balance sheet date. The reserve is stated net of anticipated salvage and subrogation and gross of reinsurance ceded. Reinsurance recoverable on paid and unpaid

                             CITIZENS CORPORATION
losses is shown as a separate line of the balance sheet. The reserve estimates are continually reviewed and updated. The ultimate liability may be more or less than the current estimate. The effects of changes in the estimated reserve are included in the results of operations in the period in which the estimates are revised.

  The Company periodically purchases annuity contracts from various life insurance companies to settle claims currently. The present value of such annuities, where the Company remains primarily liable, is recorded in the accounts of the Company as both an other asset and other liability and amounted to $16.8 million and $16.2 million at December 31, 1996 and 1995, respectively.

 H. FEDERAL INCOME TAXES

  The Company is included in the consolidated federal tax return of its parent, APY. Current taxes are allocated among all affiliated companies based on a written tax sharing agreement. Under this agreement, allocation is made primarily on a separate return basis with current payment for losses and other tax items utilized in the consolidated return.

  Deferred income taxes are generally recognized when assets and liabilities have different values for financial statement and tax reporting purposes, and for other temporary taxable and deductible differences as defined by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). These differences result primarily from loss reserves, policy acquisition expenses, unearned premiums and unrealized appreciation or depreciation on investments.

 I. EARNINGS PER COMMON SHARE

  Earnings per common share are based on the weighted average number of common shares and common share equivalents. The Board of Directors authorized the repurchase of 1.8 million shares or slightly less than five percent of its issued common stock and has purchased a total of 0.8 million shares since the implementation of the repurchase program in 1995. As of December 31, 1996, the Company is holding these shares as treasury stock for the purpose of funding current and future stock option awards and for other purposes.

 J. ACCOUNTING CHANGE

  The cumulative effect of a change in accounting for postemployment benefits was $(0.6) million, net of deferred income taxes, or $(0.02) per share for the year ended December 31, 1994.

 K. RECLASSIFICATIONS

  Certain reclassifications have been made to the 1995 and 1994 consolidated financial statements in order to conform to the 1996 presentation.

2. BASIS OF PRESENTATION

  The consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP), which may vary in certain respects from statutory accounting practices followed by the Company that are prescribed or permitted by the Michigan, Ohio and Indiana state insurance regulatory authorities.

                             CITIZENS CORPORATION

  A reconciliation of the Company's statutory net income and surplus to GAAP net income and shareholders' equity is as follows:

                                                       FOR THE YEARS ENDED
                                                                OR
                                                        AS OF DECEMBER 31,
                                                       ----------------------
                                                        1996    1995    1994
                                                       ------  ------  ------
                                                          (IN MILLIONS)
NET INCOME
Statutory net income.................................. $ 84.7  $ 71.2  $ 28.6
Holding company net loss..............................   (0.8)   (0.7)   (0.2)
Deferred policy acquisition expenses..................    2.1     2.9     4.6
Deferred federal income tax (provision) benefit.......   (1.1)   (4.1)   10.0
Postretirement benefits...............................    1.6     0.5     0.5
Other, net............................................   (2.4)    5.1     1.1
                                                       ------  ------  ------
GAAP net income....................................... $ 84.1  $ 74.9  $ 44.6
                                                       ======  ======  ======
SHAREHOLDERS' EQUITY
Statutory surplus..................................... $611.0  $496.2  $522.3
Holding company investments...........................   13.3     7.3    16.8
Deferred policy acquisition expenses..................   54.3    52.2    49.3
Non-admitted assets and statutory reserves............   22.4    54.7    19.9
Deferred federal income taxes.........................   25.4    29.7    74.3
Postretirement benefit obligation.....................   (7.5)   (9.1)   (9.6)
Fair value of available-for-sale debt securities in
 excess of (less than) statutory carrying value.......   31.4    42.0   (38.8)
Other, net............................................    4.2     9.8    11.7
                                                       ------  ------  ------
GAAP shareholders' equity............................. $754.5  $682.8  $645.9
                                                       ======  ======  ======

3. INVESTMENTS

 Summary of Investments

  The Company accounts for its investments, all of which are classified as available-for-sale, in accordance with the provisions of SFAS No. 115. The amortized cost and fair value of available-for-sale investments are as follows:

                                                DECEMBER 31, 1996
                                   --------------------------------------------
                                   AMORTIZED  UNREALIZED   UNREALIZED    FAIR
                                     COST    APPRECIATION DEPRECIATION  VALUE
                                   --------- ------------ ------------ --------
                                                  (IN MILLIONS)
U.S. government obligations....... $   18.4     $ 1.2        $ --      $   19.6
States and political
 subdivisions.....................    955.0      19.2         (2.8)       971.4
Foreign government................      4.2       0.7          --           4.9
Corporate debt securities.........    334.6      13.4         (0.7)       347.3
Mortgage-backed securities........     54.7       0.6         (0.2)        55.1
                                   --------     -----        -----     --------
  Total debt securities available-
   for-sale....................... $1,366.9     $35.1        $(3.7)    $1,398.3
                                   ========     =====        =====     ========
Equity securities................. $  132.3     $60.1        $(0.1)    $  192.3
                                   ========     =====        =====     ========

                             CITIZENS CORPORATION

                                                DECEMBER 31, 1995
                                   --------------------------------------------
                                   AMORTIZED  UNREALIZED   UNREALIZED    FAIR
                                     COST    APPRECIATION DEPRECIATION  VALUE
                                   --------- ------------ ------------ --------
                                                  (IN MILLIONS)
U.S. government obligations....... $   41.4     $ 2.9        $ --      $   44.3
States and political
 subdivisions.....................    900.1      24.1         (1.5)       922.7
Foreign government................     16.4       1.3          --          17.7
Corporate debt securities.........    207.9      13.7         (0.4)       221.2
Mortgage-backed securities........     81.7       1.9          --          83.6
                                   --------     -----        -----     --------
  Total debt securities available-
   for-sale....................... $1,247.5     $43.9        $(1.9)    $1,289.5
                                   ========     =====        =====     ========
Equity securities................. $  149.6     $40.1        $(0.2)    $  189.5
                                   ========     =====        =====     ========

  Debt securities with an amortized cost of $8.5 million were on deposit with various states or government authorities as of December 31, 1996.

  Unrealized gains and losses on available-for-sale securities are summarized as follows:

                                        FOR THE YEAR ENDED DECEMBER 31, 1996
                                       ---------------------------------------
                                          DEBT      EQUITY      OTHER
                                       SECURITIES SECURITIES INVESTMENTS TOTAL
                                       ---------- ---------- ----------- -----
                                                    (IN MILLIONS)
Net appreciation, beginning of year...   $ 27.2     $26.0       $ 1.5    $54.7
  Net (depreciation) appreciation on
   available-for-sale securities......    (10.4)     20.1        (0.7)     9.0
  Provision (benefit) for deferred
   federal income taxes...............      3.7      (7.1)        0.2     (3.2)
                                         ------     -----       -----    -----
Net appreciation, end of year.........   $ 20.5     $39.0       $ 1.0    $60.5
                                         ======     =====       =====    =====

                                        FOR THE YEAR ENDED DECEMBER 31, 1995
                                      ----------------------------------------
                                         DEBT      EQUITY      OTHER
                                      SECURITIES SECURITIES INVESTMENTS TOTAL
                                      ---------- ---------- ----------- ------
                                                   (IN MILLIONS)
Net (depreciation) appreciation,
 beginning of year..................    $(25.3)    $  4.7      $ 0.2    $(20.4)
                                        ------     ------      -----    ------
Effect of transfers of securities
 from held-to-maturity to available-
 for-sale:
  Net appreciation on available-for-
   sale securities..................       1.5        --         --        1.5
  Provision for deferred federal
   income taxes.....................      (0.5)       --         --       (0.5)
                                        ------     ------      -----    ------
                                           1.0        --         --        1.0
                                        ------     ------      -----    ------
Net unrealized appreciation during
 the year, net of deferred federal
 income taxes:
  Net appreciation..................      79.3       32.8        2.0     114.1
  Provision for deferred federal
   income taxes.....................     (27.8)     (11.5)      (0.7)    (40.0)
                                        ------     ------      -----    ------
                                          51.5       21.3        1.3      74.1
                                        ------     ------      -----    ------
Net appreciation, end of year.......    $ 27.2     $ 26.0      $ 1.5    $ 54.7
                                        ======     ======      =====    ======

                             CITIZENS CORPORATION

                                        FOR THE YEAR ENDED DECEMBER 31, 1994
                                      ----------------------------------------
                                         DEBT      EQUITY      OTHER
                                      SECURITIES SECURITIES INVESTMENTS TOTAL
                                      ---------- ---------- ----------- ------
                                                   (IN MILLIONS)
Net appreciation (depreciation),
 beginning of year..................    $  --      $ 7.4       $(0.5)   $  6.9
                                        ------     -----       -----    ------
Cumulative effect of a change in
 accounting:
  Net appreciation on available-for-
   sale securities..................      53.9       --          --       53.9
  Provision for deferred federal
   income taxes.....................     (18.9)      --          --      (18.9)
                                        ------     -----       -----    ------
                                          35.0       --          --       35.0
                                        ------     -----       -----    ------
Net unrealized (depreciation)
 appreciation during the year, net
 of deferred federal income taxes:
  Net (depreciation) appreciation...     (92.8)     (4.1)        1.0     (95.9)
  Benefit (provision) for deferred
   federal income taxes.............      32.5       1.4        (0.3)     33.6
                                        ------     -----       -----    ------
                                         (60.3)     (2.7)        0.7     (62.3)
                                        ------     -----       -----    ------
Net (depreciation) appreciation, end
 of year............................    $(25.3)    $ 4.7       $ 0.2    $(20.4)
                                        ======     =====       =====    ======

 Expected Maturities of Debt Securities

  The amortized cost and fair value of debt securities, by contractual maturity, are as follows:

                                                             DECEMBER 31, 1996
                                                             ------------------
                                                             AMORTIZED   FAIR
                                                               COST     VALUE
                                                             --------- --------
                                                               (IN MILLIONS)
Due in one year or less..................................... $   45.3  $   45.6
Due after one year through five years.......................    330.2     343.4
Due after five years through ten years......................    363.0     371.6
Due after ten years.........................................    628.4     637.7
                                                             --------  --------
                                                             $1,366.9  $1,398.3
                                                             ========  ========

  Mortgage-backed securities are included above in the category representing their ultimate maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

 Net Investment Income

  The following is a summary of the sources of net investment income:

                                             FOR THE YEARS ENDED DECEMBER 31,
                                             ----------------------------------
                                                1996        1995        1994
                                             ----------  ----------  ----------
                                                      (IN MILLIONS)
Debt securities............................. $     82.6  $     73.1  $     73.8
Equity securities...........................        4.2         4.5         2.4
Other investments...........................        5.6         2.4         1.7
Cash and cash equivalents...................        1.8         4.4         2.0
                                             ----------  ----------  ----------
  Total investment income...................       94.2        84.4        79.9
Investment expenses.........................       (5.3)       (5.6)       (5.1)
                                             ----------  ----------  ----------
  Net investment income..................... $     88.9  $     78.8  $     74.8
                                             ==========  ==========  ==========

                             CITIZENS CORPORATION

  Included in income from other investments was income from limited partnerships of $4.4 million for the year ended December 31, 1996. The Company had no income from limited partnerships for the years ended December 31, 1995 and 1994.

  The carrying value of debt securities that did not produce income in the preceding twelve months was not significant. The Company had no concentration in an individual issuer that exceeded 10% of shareholders' equity at December 31, 1996.

 Net Realized Gains and Losses

  Realized gains (losses) were as follows:

                                                          FOR THE YEARS
                                                       ENDED DECEMBER 31,
                                                     -------------------------
                                                      1996     1995     1994
                                                     -------  -------  -------
                                                          (IN MILLIONS)
Debt securities..................................... $  (2.4) $  (1.7) $  (4.5)
Equity securities...................................    17.4      5.5      3.1
Other investments...................................     --       --       0.3
                                                     -------  -------  -------
                                                     $  15.0  $   3.8  $  (1.1)
                                                     =======  =======  =======

 Voluntary Sales and Related Gross Gains and Gross Losses on Available-for-
Sale Securities

  Proceeds from voluntary sales of debt securities in 1996, 1995, and 1994 were $470.4 million, $511.3 million and $308.8 million, respectively. Gross gains in 1996, 1995, and 1994 of $3.2 million, $6.3 million and $2.2 million were realized on those sales, respectively. Gross losses in 1996, 1995, and 1994 of $5.6 million, $8.0 million and $6.7 million were realized on those sales, respectively. Proceeds from voluntary sales of equity securities in 1996, 1995, and 1994 were $70.6 million, $45.8 million and $33.2 million, respectively. Gross gains in 1996, 1995, and 1994 of $17.8 million, $7.7 million, and $4.9 million were realized on these sales, respectively. Gross losses in 1996, 1995, and 1994 of $0.4 million, $2.2 million, and $1.8 million were realized on those sales, respectively.

4. DEFERRED POLICY ACQUISITION EXPENSES

  The following reflects the amounts of policy acquisition expenses deferred and amortized:

                                                          FOR THE YEARS
                                                       ENDED DECEMBER 31,
                                                     -------------------------
                                                      1996     1995     1994
                                                     -------  -------  -------
                                                          (IN MILLIONS)
Balance, beginning of year.......................... $  52.2  $  49.3  $  44.7
Policy acquisition expenses deferred................   166.2    162.5    151.4
Amortization expense................................  (164.1)  (159.6)  (146.8)
                                                     -------  -------  -------
Balance, end of year................................ $  54.3  $  52.2  $  49.3
                                                     =======  =======  =======

5. FEDERAL INCOME TAXES

  Provisions for federal income taxes have been calculated in accordance with the provisions of SFAS No. 109. A summary of the federal income tax expense (benefit) in the consolidated statements of income is as follows:

                             CITIZENS CORPORATION

                                                               FOR THE YEARS
                                                             ENDED DECEMBER 31,
                                                             ------------------
                                                             1996  1995   1994
                                                             ----- ----- ------
                                                               (IN MILLIONS)
Current..................................................... $20.3 $17.6 $ 10.0
Deferred....................................................   1.1   4.1  (10.0)
                                                             ----- ----- ------
  Total..................................................... $21.4 $21.7 $  --
                                                             ===== ===== ======

  Deferred federal income tax assets and liabilities are comprised of the following:

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1996    1995
                                                                ------- -------
                                                                 (IN MILLIONS)
DEFERRED FEDERAL INCOME TAX ASSETS
Discount of reserve for losses and loss adjustment expenses.... $  46.1 $  48.7
Unearned premiums..............................................    21.0    20.8
Postretirement benefits........................................     5.5     5.5
Pension benefits...............................................     2.9     2.1
Alternative minimum tax carry forward..........................     1.2     2.2
Other..........................................................     5.6     4.4
                                                                ------- -------
  Total deferred federal income tax assets.....................    82.3    83.7
                                                                ------- -------
DEFERRED FEDERAL INCOME TAX LIABILITIES
Deferred policy acquisition expenses...........................    19.0    18.3
Unrealized appreciation on available-for-sale securities.......    32.5    29.3
Other..........................................................     5.4     6.4
                                                                ------- -------
  Total deferred federal income tax liabilities................    56.9    54.0
                                                                ------- -------
Net deferred federal income tax asset.......................... $  25.4 $  29.7
                                                                ======= =======

  Management believes, based on the Company's recent earnings history and its future expectations, that the Company's taxable income in future years will be sufficient to realize all deferred tax assets. In determining the adequacy of future income, management considered the future reversal of its existing temporary differences and available tax planning strategies, including the sale of investment assets, that could be implemented, if necessary.

  The provision for federal income tax expense differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate (35%) to income before federal income taxes and cumulative effect of a change in accounting. The sources of the difference and the tax effects of each were as follows:

                                                            FOR THE YEARS
                                                          ENDED DECEMBER 31,
                                                         ----------------------
                                                          1996    1995    1994
                                                         ------  ------  ------
                                                            (IN MILLIONS)
Tax provision at statutory rate......................... $ 36.9  $ 33.8  $ 15.8
Tax-exempt interest.....................................  (15.0)  (13.0)  (15.9)
Dividends received......................................   (0.6)   (0.7)   (0.3)
Other, net..............................................    0.1     1.6     0.4
                                                         ------  ------  ------
Federal income tax expense.............................. $ 21.4  $ 21.7  $  --
                                                         ======  ======  ======
Effective tax rate......................................   20.3%   22.5%    --
                                                         ======  ======  ======

                             CITIZENS CORPORATION

6. REINSURANCE

  The Company maintains a reinsurance program designed to protect against large or unusual losses and allocated LAE activity. This includes both pro rata excess of loss reinsurance and catastrophe reinsurance. Catastrophe reinsurance serves to protect the ceding insurer from significant aggregate losses arising from a single event such as windstorm, hail, hurricane, tornado, riot or other extraordinary events. Most reinsurance treaties are negotiated by the Company's parent through a broker and provide coverage for all of the subsidiaries of Allmerica Property & Casualty Companies, Inc., including the Company. The Company remains contingently liable in the event that a reinsurer is unable to meet the obligations assumed under the reinsurance agreements.

  Under the Company's 1996 casualty program, the reinsurers are responsible for 100% of the amount of each loss in excess of $1.0 million per occurrence up to $30.5 million for general liability and workers' compensation. Additionally, this reinsurance covers workers' compensation losses in excess of $30.5 million to $60.5 million per occurrence. Under the Company's 1996 catastrophe reinsurance program, the Company retains 5% of losses in excess of $10.0 million, up to $25.0 million. For losses in excess of $25.0 million and up to $180.0 million, the Company retains 10% of the loss. Amounts in excess of $180.0 million are retained 100% by the Company. In addition, in 1996 the Company purchased aggregate catastrophe coverage which reinsures 90% of $5.0 million for aggregated catastrophe losses in excess of $5.0 million which individually exceed $1.0 million. Under this aggregate catastrophe coverage, Citizens is expected to recover $4.5 million. Citizens Insurance cedes 100% of business written in specific states to Hanover. Citizens Insurance also assumes certain business from Hanover which was written by Hanover on behalf of Citizens Insurance. Premiums receivable at both December 31, 1996 and 1995, include $1.6 million of premiums due to Citizens Insurance from Hanover on assumed business. In addition, other liabilities at December 31, 1996 and 1995, include $2.7 million and $2.0 million, respectively, of claim payments due from Citizens Insurance to Hanover on business assumed. Unearned premiums at December 31, 1996 and 1995, include $4.1 million and $3.7 million, respectively, and reserve for losses and LAE at December 31, 1996 and 1995, include $22.9 million and $24.1 million, respectively, from Hanover assumed business.

  The Company cedes to reinsurers a portion of its risk and pays a fee based upon premiums received on all policies subject to such reinsurance. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company determines the appropriate amount of reinsurance based on evaluation of the risks accepted, analyses prepared by consultants and reinsurers, and on market conditions (including the availability and pricing of reinsurance). The Company also believes that the terms of its reinsurance contracts are consistent with industry practice in that they contain standard terms with respect to lines of business covered, limit and retention, arbitration and occurrence. Based on its review of its reinsurers' financial statements and reputations in the reinsurance marketplace, the Company believes that its reinsurers are financially sound.

  The Company is subject to concentration of risk with respect to reinsurance ceded through a pooling arrangement. As a condition to the ability to conduct personal automobile business in the state of Michigan, the Company is required under Michigan law to participate in a pooling arrangement with the Michigan Catastrophic Claims Association (MCCA). The Company is indemnified by the MCCA for personal protection insurance losses in excess of $0.25 million. At December 31, 1996, the MCCA was the only reinsurer which represented 10% or more of the Company's reinsurance business. The Company cedes a significant portion of its private passenger automobile premiums to the MCCA. Ceded premiums earned to MCCA in 1996, 1995, and 1994 were $50.5 million, $66.8 million and $80.0 million, respectively. Losses and LAE ceded to MCCA in 1996, 1995, and 1994 were ($52.9) million, $62.9 million and $24.2 million, respectively. In 1996, the MCCA's favorable development on prior year reserves exceeded the losses and LAE incurred during the year. The aggregate losses and LAE ceded to the MCCA have no impact on the Company's consolidated statements of income.

                              CITIZENS CORPORATION

  Net written and earned premiums and losses and LAE incurred included reinsurance activity as follows:

                                             FOR THE YEARS ENDED DECEMBER 31,
                                             -----------------------------------
                                                1996         1995       1994
                                             -----------  ----------- ----------
                                                       (IN MILLIONS)
Net premiums written
Direct...................................... $   1,030.0  $   1,024.3 $   974.6
Assumed.....................................        17.4         19.5      23.2
Ceded:
  Hanover...................................       124.2        112.3     102.7
  Nonaffiliates.............................        85.0         97.8     116.3
                                             -----------  ----------- ---------
    Net premiums written.................... $     838.2  $     833.7 $   778.8
                                             ===========  =========== =========
Net premiums earned
Direct...................................... $   1,019.6  $   1,003.7 $   946.3
Assumed.....................................        17.0         20.4      29.3
Ceded:
  Hanover...................................       117.8        107.2      96.6
  Nonaffiliates.............................        83.3         99.1     116.3
                                             -----------  ----------- ---------
    Net premiums earned..................... $     835.5  $     817.8 $   762.7
                                             ===========  =========== =========
Losses and LAE incurred
Direct...................................... $     645.5  $     695.6 $   675.7
Assumed.....................................        10.3         16.8      28.5
Ceded:
  Hanover...................................        85.1         63.5      68.9
  Nonaffiliates.............................       (33.7)        70.6      55.8
                                             -----------  ----------- ---------
    Losses and LAE incurred................. $     604.4  $     578.3 $   579.5
                                             ===========  =========== =========

  Reinsurance recoverables on paid and unpaid losses and ceded prepaid premiums were as follows:

                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1996   1995
                                                                  ------ ------
                                                                  (IN MILLIONS)
Reinsurance recoverable on paid and unpaid losses
  Hanover........................................................ $115.7 $ 96.7
  MCCA...........................................................  292.0  354.9
  Nonaffiliates..................................................   69.1   70.2
                                                                  ------ ------
                                                                  $476.8 $521.8
                                                                  ====== ======
Prepaid premiums
  Hanover........................................................ $ 56.8 $ 50.4
  Nonaffiliates..................................................    6.0    4.1
                                                                  ------ ------
                                                                  $ 62.8 $ 54.5
                                                                  ====== ======

                             CITIZENS CORPORATION

7. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

  The Company regularly updates its reserve estimates as new information becomes available and further events occur which may impact the resolution of unsettled claims. Changes in prior reserve estimates are reflected in results of operations in the year such changes are determined to be needed and recorded.

  The table below provides a reconciliation of the beginning and ending reserve for unpaid losses and LAE for the years ended December 31:

                                                    1996      1995      1994
                                                  --------  --------  --------
                                                        (IN MILLIONS)
Reserve for losses and LAE, beginning of year.... $1,291.6  $1,196.6  $1,076.7
Incurred losses and LAE, net of reinsurance
 recoverable:
  Provision for insured events of current year...    662.8     625.3     591.9
  Decrease in provision for insured events of
   prior years...................................    (58.4)    (47.0)    (12.4)
                                                  --------  --------  --------
Total incurred losses and LAE....................    604.4     578.3     579.5
                                                  --------  --------  --------
Payments, net of reinsurance recoverable:
  Losses and LAE attributable to insured events
   of current year...............................    365.9     322.1     308.7
  Losses and LAE attributable to insured events
   of prior years................................    239.1     223.4     204.5
                                                  --------  --------  --------
Total payments...................................    605.0     545.5     513.2
                                                  --------  --------  --------
Change in reinsurance recoverable on unpaid
 losses..........................................    (52.5)     62.2      53.6
                                                  --------  --------  --------
Reserve for losses and LAE, end of year.......... $1,238.5  $1,291.6  $1,196.6
                                                  ========  ========  ========

 Loss Development

  As part of an ongoing process, the reserves, net of reinsurance, have been re-estimated for all prior accident years and were decreased by $58.4 million, $47.0 million and $12.4 million in 1996, 1995, and 1994, respectively. The favorable development in 1996 and 1995 primarily reflects the initiatives taken by the Company to manage medical costs in both the automobile and workers' compensation lines, as well as the impact of the Michigan Supreme Court ruling on workers' compensation indemnity payments, which decreases the maximum amount to be paid for indemnity cases on all existing and future claims. The increase in favorable development of $11.4 million in 1996 reflects improved severity in the personal automobile line, where favorable development increased $28.6 million to $33.0 million in 1996, partially offset by less favorable development in the workers' compensation line. In 1995, the workers' compensation line had favorable development of $32.7 million, primarily as a result of the Company re-estimating reserves to reflect the Company's new claims cost management programs and the Michigan Supreme Court ruling, which decreases the maximum to be paid for indemnity cases on all existing and future claims. In 1996, the favorable development in the workers' compensation line of $21.8 million also reflected these developments.

  The increase in favorable development of $34.6 million in 1995 from 1994 reflects improved severity in the personal automobile and workers' compensation lines. Favorable development in the personal automobile line increased $16.6 million from unfavorable development of $12.2 million in 1994 to favorable development of $4.4 million in 1995. Favorable development in the workers' compensation line increased $15.5 million from $17.2 million in 1994 to $32.7 million in 1995, due to the aforementioned change in claims cost management and the Michigan Supreme Court ruling.

  This favorable development reflects the Company's reserving philosophy consistently applied over these periods. Conditions and trends that have affected development of the loss and LAE reserves in the past may not necessarily occur in the future.

                             CITIZENS CORPORATION

  Due to the nature of business written by the Company, the exposure to environmental liabilities is relatively small. Losses and LAE reserves related to environmental damage and toxic tort liability, included in the total reserve for losses and LAE were $20.6 million and $22.3 million at the end of 1996 and 1995, respectively, both net of reinsurance of $3.5 million. The Company does not specifically underwrite policies that include this coverage, but as case law expands policy provisions and insurers' liability beyond the intended coverage, the Company has been required to defend such claims. Due to their unusual nature and absence of historical claims data, reserves for these claims are not determined using historical experience to project future losses. Although these claims are not material, their existence gives rise to uncertainty and is discussed because of the possibility, however remote, that they may become material. The environmental liability could be revised in the near term if the estimates used in determining the liability are revised. Management believes that, notwithstanding the evolution of case law expanding liability in environmental claims, recorded reserves related to these claims are adequate and the Company is not aware of any litigation or pending claims that may result in additional material liabilities in excess of recorded reserves.

  Inflation generally increases the cost of losses covered by insurance contracts. The effect of inflation on the Company varies by product. Property and casualty insurance premiums are established before the amount of losses and LAE, and the extent to which inflation may affect such expenses, are known. Consequently, the Company attempts, in establishing rates, to anticipate the potential impact of inflation in the projection of ultimate costs. The impact of inflation has been relatively insignificant in recent years. However, inflation could contribute to increased losses and LAE in the future.

  The Company regularly reviews its reserving techniques, its overall reserve position and its reinsurance. Based on (i) review of historical data, legislative enactments, judicial decisions, legal developments in impositions of damages, changes in political attitudes and trends in general economic conditions; (ii) review of per claim information; (iii) historical loss experience of the Company and the industry; (iv) the relatively short-term nature of most policies; and (v) internal estimates of required reserves, management believes that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves could have a material impact on the results of operations.

8. PENSION PLANS

  The Company provides retirement benefits to substantially all of its employees, under a defined benefit pension plan (the "Plan"). Through December 31, 1994, retirement benefits were based primarily on employees' years of service and compensation during the highest five consecutive plan years of employment. Benefits under this defined benefit formula were frozen for most employees effective December 31, 1994. In its place, the Company adopted a defined benefit cash balance formula, under which the Company annually provides an allocation to each eligible employee as a percentage of that employee's salary, similar to a defined contribution plan arrangement. The 1996 and 1995 allocations were based on 7.0% of each employee's salary. The Company's policy for the Plan is to fund at least the minimum amount required by the Employee Retirement Income Security Act of 1974.

                             CITIZENS CORPORATION

  Net pension expense included the following components:

                                                            FOR THE YEARS
                                                          ENDED DECEMBER 31,
                                                         ----------------------
                                                          1996    1995    1994
                                                         ------  ------  ------
                                                            (IN MILLIONS)
Service cost--benefits earned........................... $  3.8  $  3.9  $  2.6
Interest cost on projected benefit obligation...........    2.3     1.7     2.0
Actual return on Plan assets............................   (1.3)   (9.3)    --
Net amortization and deferral...........................   (2.4)    6.5    (1.7)
                                                         ------  ------  ------
  Net pension expense................................... $  2.4  $  2.8  $  2.9
                                                         ======  ======  ======

  The following table sets forth the Plan's funded status and amounts recognized in the Company's financial statements.

                                                                DECEMBER 31,
                                                                --------------
                                                                 1996    1995
                                                                ------  ------
                                                                (IN MILLIONS)
ACTUARIAL PRESENT VALUE OF BENEFIT OBLIGATIONS
  Vested benefit obligation.................................... $ 34.5  $ 30.5
  Unvested benefit obligation..................................    1.3     1.1
                                                                ------  ------
    Accumulated benefit obligation............................. $ 35.8  $ 31.6
                                                                ======  ======
PENSION LIABILITY INCLUDED IN CONSOLIDATED BALANCE SHEETS
  Projected benefit obligation................................. $ 39.1  $ 36.8
  Plan assets at fair value....................................   34.1    33.8
                                                                ------  ------
    Plan assets less than projected benefit obligation.........   (5.0)   (3.0)
  Unrecognized net loss from past experience...................    5.0     6.2
  Unrecognized prior service benefit...........................   (6.7)   (7.4)
  Unamortized transition asset.................................   (1.7)   (1.8)
                                                                ------  ------
    Net pension liability...................................... $ (8.4) $ (6.0)
                                                                ======  ======

  Determination of the projected benefit obligation was based on a weighted average discount rate of 7.0% at December 31, 1996 and 1995. The assumed long-term rate of return on plan assets was 9.0% for both years. The actuarial present value of the projected benefit obligation was determined using assumed rates of increase in future compensation levels of 5.5%. Plan assets are invested primarily in various separate accounts and the general account of First Allmerica Financial Life Insurance Company (FAFLIC), an affiliate of the Company. The Plan also holds stock of Allmerica Financial Corporation, the ultimate parent of the Company.

  The Company also has a 401(k) Matched Savings Plan, a defined contribution plan. Effective with the 1995 plan year, the Company began matching employee elective 401(k) contributions, up to a maximum percentage determined annually by the Board of Directors. During both 1996 and 1995, the Company matched 50% of employees' contributions up to 6% of eligible compensation. Prior to January 1, 1995, a profit sharing formula was used under which the Company's contributions to the plan were determined by a formula based upon the statutory combined ratio, including policyholders' dividends, and were subject to certain limitations. The total expenses related to these plans were $1.8 million, $1.4 million and $1.9 million, in 1996, 1995, and 1994, respectively.

                             CITIZENS CORPORATION

9. POSTRETIREMENT BENEFIT PLANS

  In addition to the Company's pension plans, the Company provides postretirement medical and death benefits to certain full-time employees and dependents. Generally, employees become eligible at age 55 with at least 15 years of service.

  Spousal coverage is generally provided for up to two years after death of retiree. Benefits include hospital, major medical, and a payment at death equal to retirees' final compensation up to certain limits. Effective January 1, 1996, the Company revised these benefits so as to establish limits on future benefit payments, restrict eligibility for current employees and eliminate eligibility for new employees. The medical plans have varying co-payments and deductibles, depending on the plan. Participation in the medical plan requires some retiree contributions, which are defined in the plan. The life insurance plan is a non-contributory plan. These plans are unfunded.

  The plan changes effective January 1, 1996 resulted in an unrecognized negative prior service cost (change in eligibility and medical benefits) of $8.1 million and a curtailment (no future increases in life insurance) of $1.2 million. The negative prior service cost will be amortized over the average number of years to full eligibility (approximately 9 years or $0.9 million per year). The curtailment gain has been deducted from unrecognized loss.

  The components of net periodic postretirement benefit expense were as follows:

                                                              FOR THE YEARS
                                                            ENDED DECEMBER 31,
                                                            --------------------
                                                             1996   1995  1994
                                                            ------  ------------
                                                              (IN MILLIONS)
Service cost............................................... $  0.6  $ 1.2 $ 0.8
Interest cost..............................................    0.7    1.3   1.0
Net amortization...........................................    0.1    0.1   0.1
Prior service cost.........................................   (0.9)   --    --
                                                            ------  ----- -----
Net postretirement benefit expense......................... $  0.5  $ 2.6 $ 1.9
                                                            ======  ===== =====

  The plans' status and the amounts recognized in the Company's consolidated balance sheets were as follows:

                                                                 DECEMBER 31,
                                                                 --------------
                                                                  1996    1995
                                                                 ------  ------
                                                                 (IN MILLIONS)
Accumulated postretirement benefit obligation:
  Retirees...................................................... $  6.4  $  5.6
  Other fully eligible plan participants........................    1.2     3.5
  Other active plan participants................................    4.0    11.9
                                                                 ------  ------
Accumulated postretirement benefit obligation...................   11.6    21.0
Unrecognized prior service cost.................................    7.2     --
Unrecognized loss...............................................   (3.1)   (5.4)
                                                                 ------  ------
Accrued postretirement benefit cost............................. $ 15.7  $ 15.6
                                                                 ======  ======

  For purposes of measuring the accumulated postretirement benefit obligation at December 31, 1996, health care costs were assumed to decrease to 9.0% in 1997, declining thereafter until the ultimate rate of 5.5% is reached in 2001 and remaining at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1% in each

                             CITIZENS CORPORATION
year would increase the medical accumulated postretirement benefit obligation as of December 31, 1996, by $0.8 million, or 8.7%, and the aggregate of the service and interest cost components of annual net periodic postretirement benefit expense by $0.1 million, or 9.7%.

  The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.0% as of December 31, 1996 and 1995. The assumed rate of future annual salary increases was 5.5% at both valuation dates.

10. POSTEMPLOYMENT BENEFITS

  Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112 (SFAS No. 112), "Employers' Accounting for Postemployment Benefits," which requires employers to recognize the costs and obligations of severance, disability, and related life insurance and health care benefits to be paid to inactive or former employees after employment but before retirement. Prior to adoption, the Company had recognized the cost of these benefits on an accrual or paid basis, depending on the plan. Implementation of SFAS No. 112 resulted in a transition obligation of $0.6 million, net of deferred federal income taxes, reported as a cumulative effect of a change in accounting in the consolidated statement of income. The 1996, 1995 and 1994 expenses, after recognition of the cumulative effect, are not significant.

11. STOCK OPTIONS

  In October 1995 the FASB issued Statement of Financial Accounting Standards (SFAS No. 123) "Accounting for Stock-Based Compensation". The standard is effective for fiscal years beginning after December 15, 1995, and requires the Company either to apply a fair value measure to any stock-based compensation granted by the Company after December 31, 1994, or continue to apply the valuation provisions of existing accounting standards, but with pro-forma net income and earnings per share disclosures using a fair value methodology to value the stock-based compensation. Beginning the year ended December 31, 1996, the Company has elected to continue to apply the valuation provisions of existing accounting standards (APB 25). The pro-forma effect of applying SFAS No. 123 is not material.

  Effective March 9, 1994, the Company adopted a Long Term Stock Incentive Plan (the "Plan"). Key employees of the Company and Citizens Insurance are eligible for awards pursuant to the Plan administered by the Compensation Committee of the Board of Directors (the "Committee") of Citizens Insurance. Under the terms of the Plan, options may be granted to eligible employees at a price not less than the market price of the Company's common stock on the date of grant. At December 31, 1996, 11,000, 9,000, 32,500, 40,000 and 8,000 option shares were outstanding at an option price of $15.25, $16.625, $16.875, $18.25 and $18.875 per share, respectively. At December 31, 1995, 70,500 option shares were outstanding at an option price of $16.50 per share. Option shares may be exercised subject to the terms prescribed by the Committee at the time of grant, otherwise options vest at the rate of 20% annually for five consecutive years and must be exercised not later than ten years from the date of grant. There were 1,500 options exercised during 1996. There were no options exercised in 1995. At December 31, 1996, there were 12,700 options exercisable and 98,000 option shares were available for future grant.

12. RELATED PARTY TRANSACTIONS

  The Company declared dividends to Hanover as follows:

                                                              FOR THE YEARS
                                                            ENDED DECEMBER 31,
                                                           --------------------
                                                            1996   1995   1994
                                                           ------ ------ ------
                                                              (IN MILLIONS)
Common stock dividends.................................... $  5.8 $  5.8 $  5.8
Preferred stock dividends.................................    --     2.0    4.0
                                                           ------ ------ ------
  Total declared dividends to Hanover..................... $  5.8 $  7.8 $  9.8
                                                           ====== ====== ======

                             CITIZENS CORPORATION

  The Company has agreements under which FAFLIC, APY, and Hanover provide management, space, and other services. Charges for these services are based on full cost including all direct and indirect overhead costs and amounted to $12.5 million, $9.7 million and $3.4 million in 1996, 1995, and 1994, respectively.

  The Company provides data processing, claims adjusting, underwriting, and bond operation services to Hanover on business assumed from Hanover. These items are treated as assumed expenses by the Company.

13. COMMITMENTS AND CONTINGENT LIABILITIES

  The Company has certain operating lease agreements for property and equipment. At December 31, 1996, future minimum rental payments under non-cancelable long-term operating leases were $12.0 million, payable as follows:
1997--$3.1 million; 1998--$2.8 million; 1999--$2.2 million; 2000--$1.6 million; 2001--$1.1 million; and $1.2 million thereafter. All leases expire prior to the year 2005. It is expected that, in the normal course of business, leases that expire will be renewed or replaced by leases on other property and equipment; thus, it is anticipated that future minimum lease commitments will not be less than the amounts shown for 1997. Certain equipment and fixture leases are subject to buy out options. Rent expense, excluding related party charges, was $3.3 million, $3.3 million, and $5.6 million in 1996, 1995, and 1994, respectively.

 Litigation

  The Company has been named a defendant in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these proceedings will not have a material effect on the consolidated financial statements. However, liabilities related to these proceedings could be established in the near term if estimates of the ultimate resolution of these proceedings are revised.

14. DIVIDEND RESTRICTION AND REGULATORY MATTERS

  Michigan limits the payment of dividends and other distributions to shareholders. Under current law, cash dividends may only be paid from earnings and policyholders' surplus. In addition, a Michigan insurer may not pay an "extraordinary" dividend to its stockholders without the prior approval of the Michigan Insurance Commissioner. An extraordinary dividend or distribution is defined as a dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10% of policyholders' surplus as of December 31 of the immediately preceding year or the statutory net income less realized gains, for the immediately preceding calendar year. Based upon the 1996 statutory financial statements of Citizens Insurance, the maximum dividend that may be paid to Citizens Corporation at January 1, 1997, without prior approval from the Michigan Commissioner of Insurance, is $39.9 million.

15. SEGMENT INFORMATION

  The Company is engaged primarily in the property and liability insurance business. The Company operates predominately in Michigan, with operations in the adjoining states of Indiana and Ohio. Substantially all of the Company's earnings are generated in the state of Michigan. The Company's insurance operations are segmented into personal and commercial lines of business, based on common underlying risks and customer types for individual products in those segments. The personal segment includes products such as automobile insurance and homeowners insurance. The commercial segment includes products such as automobile insurance, commercial multiple-peril insurance, and workers' compensation insurance.

                             CITIZENS CORPORATION

  The following is a review of results by segment. Investments are available for payments of claims and expenses for all products. Investment income, realized gains and total assets have not been identified to specific segments.

                               FOR THE YEARS ENDED DECEMBER 31,
                ---------------------------------------------------------------
                                                               INCOME
                                                               BEFORE
                                        REALIZED               FEDERAL
                NET PREMIUMS INVESTMENT   GAIN   UNDERWRITING  INCOME   TOTAL
                   EARNED      INCOME    (LOSS)  PROFIT (LOSS)  TAXES   ASSETS
                ------------ ---------- -------- ------------- ------- --------
                                         (IN MILLIONS)
1996
  Personal.....    $554.6                           $ (1.3)
  Commercial...     280.9                              2.0
                   ------      -----     -----      ------     ------  --------
    Total......    $835.5      $88.9     $15.0      $  0.7     $105.5  $2,503.0
                   ======      =====     =====      ======     ======  ========
1995
  Personal.....    $536.2                           $(26.6)
  Commercial...     281.6                             40.0
                   ------      -----     -----      ------     ------  --------
    Total......    $817.8      $78.8     $ 3.8      $ 13.4     $ 96.6  $2,470.8
                   ======      =====     =====      ======     ======  ========
1994
  Personal.....    $496.1                           $(32.3)
  Commercial...     266.6                              1.6
                   ------      -----     -----      ------     ------  --------
    Total......    $762.7      $74.8     $(1.1)     $(30.7)    $ 45.2  $2,333.5
                   ======      =====     =====      ======     ======  ========

16. QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

                                       FOR THE THREE MONTHS ENDED, 1996
                                 ---------------------------------------------
                                  MARCH 31    JUNE 30    SEPT. 30    DEC. 31
                                 ----------- ---------- ----------- ----------
                                    (IN MILLIONS, EXCEPT COMMON SHARE DATA)
Total revenues..................  $    239.3 $    233.2  $    233.9 $    235.0
Net income......................  $     22.5 $     12.1  $     27.1 $     22.4
Net income available to common
 shareholders' per share........  $     0.63 $     0.34  $     0.77 $     0.63
Dividends declared per common
 share..........................  $     0.05 $     0.05  $     0.05 $     0.05
                                       FOR THE THREE MONTHS ENDED, 1995
                                 ---------------------------------------------
                                  MARCH 31    JUNE 30    SEPT. 30    DEC. 31
                                 ----------- ---------- ----------- ----------
                                  (IN MILLIONS, EXCEPT PER COMMON SHARE DATA)
Total revenues..................  $    215.3 $    224.5  $    232.5 $    228.7
Net income......................  $     11.6 $     24.0  $     20.9 $     18.4
Net income available to common
 shareholders' per share........  $     0.29 $     0.64  $     0.58 $     0.51
Dividends declared per common
 share..........................  $     0.05 $     0.05  $     0.05 $     0.05

                             CITIZENS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

                                        FOR THE THREE MONTHS ENDED, 1994
                                  ----------------------------------------------
                                   MARCH 31     JUNE 30    SEPT. 30    DEC. 31
                                  -----------  ---------- ----------- ----------
                                   (IN MILLIONS, EXCEPT PER COMMON SHARE DATA)
Total revenues..................   $    200.2  $    209.1  $    215.9 $    213.4
(Loss) income before cumulative
 effect of a change in
 accounting.....................   $     (1.7) $      8.1  $     23.4 $     15.4
Cumulative effect of a change in
 accounting.....................   $     (0.6) $      --   $      --  $      --
Net (loss) income...............   $     (2.3) $      8.1  $     23.4 $     15.4
(Loss) income before cumulative
 effect of a change in
 accounting, per common share...   $    (0.07) $     0.19  $     0.62 $     0.40
Cumulative effect of a change in
 accounting, per common share...   $    (0.02) $      --   $      --  $      --
Net (loss) income available to
 common shareholders' per
 share..........................   $    (0.09) $     0.19  $     0.62 $     0.40
Dividends declared per common
 share..........................   $     0.05  $     0.05  $     0.05 $     0.05

  Note: Due to the use of weighted average shares outstanding when calculating earnings per common share, the sum of the quarterly per common share data may not equal the per common share data for the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  NONE

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  A description of the directors, including those nominated for election as directors at the Annual Meeting of Shareholders of the Registrant is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 1997, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below is biographical information concerning the executive officers of the Company. Officers of the Company hold office until the first meeting of the Board of Directors following the next annual meeting of the shareholders and until their respective successor is chosen and qualified unless a shorter period is specified by the terms of their election or appointment.

JOHN F. O'BRIEN, 53
Chairman of the Board and Chief Executive Officer of the Company since 1992 President of the Company since 1994

  John F. O'Brien has been a Director of Citizens Insurance since March 1992 and Citizens, for which he also serves as President and Chief Executive Officer, since December 1992. Mr. O'Brien has also served as Director, President and Chief Executive Officer of Allmerica Property & Casualty since August 1992, and has also been a Director of Hanover since September 1989. In addition, Mr. O'Brien has served as a Director, Chief Executive Officer and President of Allmerica Financial Corporation ("AFC") since February 1995 and of First Allmerica Financial Life Insurance Company ("FAFLIC") since August 1989. Mr. O'Brien is also a trustee or director and executive officer of Allmerica Investment Trust, Allmerica Securities Trust, and Allmerica Funds. Additionally, Mr. O'Brien is a director and/or holds offices at various other non-public FAFLIC affiliates including SMA Financial Corp. and Allmerica Financial Life Insurance and Annuity Company ("AFLIAC"). Mr. O'Brien also currently serves as a Director of The TJX Companies, Inc., an off-price family apparel retailer, ABIOMED, Inc., a medical device company, Cabot Corporation, a diversified specialty chemicals and materials and energy company, The Life Insurance Association of Massachusetts, and The American Council of Life Insurance. He also currently serves as a member of the executive committee of the Mass Capital Resource Company, a Massachusetts investment partnership. Prior to joining FAFLIC, Mr. O'Brien served as an officer of FMR Corp., the parent company of various financial services companies in the Fidelity Group and a director and/or an executive officer at various other of FMR Corp.'s affiliates.

BRUCE C. ANDERSON, 53
Vice President of the Company since 1997

  Bruce C. Anderson has been Vice President of Citizens and APY since March 1997 and of AFC since February 1995. Mr. Anderson has been employed by FAFLIC since 1967 and has been Vice President of FAFLIC since October 1984.

JOHN P. KAVANAUGH, 42
Vice President and Chief Investment Officer of the Company since 1996

  John P. Kavanauvgh has been Vice President and Chief Investment Officer of Citizens, AFC and APY since September 1996. Mr. Kavanaugh has been employed by FAFLIC since 1983, and has been Vice President of

FAFLIC since December 1991 and Vice President of AFLIAC since January 1992. Mr. Kavanaugh has also served as Director and Chief Investment Officer of FAFLIC, Hanover, Citizens Insurance and AFLIAC since August 1996. Mr. Kavanaugh is also a director and/or executive officer at various other non-public affiliates.

JOHN F. KELLY, 58
Vice President, General Counsel and Assistant Secretary of the Company since
1993

  John F. Kelly has been Assistant Secretary of Citizens since December 1992, Vice President and General Counsel of Citizens since September 1993, Vice President and General Counsel of APY since August 1992, and Assistant Secretary of APY since May 1995. Mr. Kelly has been Vice President, Assistant Secretary and General Counsel of AFC since February 1995, has been employed by FAFLIC since July 1968, and has been Senior Vice President and General Counsel of FAFLIC since February 1986. Mr. Kelly also served as Secretary of APY from August 1992 to May 1995. In addition to his positions with AFC and FAFLIC, Mr. Kelly has been a Director of AFLIAC since October 1982 and is a director and/or executive officer at various other non-public affiliates.

J. BARRY MAY, 49
Vice President of the Company since 1997
Director of the Company since 1996

  J. Barry May has been Vice President and Director of Citizens since March 1997 and September 1996, respectively, and has served as President and Director of Hanover since September 1996. Mr. May has also been Vice President of APY since September 1996 and Vice President of AFC since February 1997. Mr. May served as Vice President of Hanover from May 1995 to September 1996, as Regional Vice President from February 1993 to May 1995 and as a General Manager of Hanover from June 1989 to May 1995. Mr. May has been employed by Hanover since 1985.

JAMES R. MCAULIFFE, 52
Vice President and Director of the Company since 1992

  James R. McAuliffe has been a Director and Vice President of Citizens since December 1992, President of Citizens Insurance since December 1994 and Vice President of APY since August 1992. Mr. McAuliffe has been employed by FAFLIC since 1968, and served as Vice President and Chief Investment Officer of FAFLIC from November 1986 through December 1994. Mr. McAuliffe was Vice President of AFC from February 1995 to December 1995 and since February 1997. Mr. McAuliffe was also a Director, Vice President and Chief Investment Officer of APY from August 1992 through December 1994, and a Director of AFLIAC from April 1987 through May 1995 and since May 1996. Mr. McAuliffe also served as Vice President and Chief Investment Officer of AFLIAC from December 1986 through May 1995. Additionally, Mr. McAuliffe is a director and/or executive officer at various other non-public affiliates.

EDWARD J. PARRY, III, 37
Chief Financial Officer of the Company since 1996
Vice President of the Company since 1993
Treasurer of the Company since 1992

  Edward J. Parry, III has been Chief Financial Officer of Citizens and Citizens Insurance since December 1996 and Vice President and Treasurer of Citizens since September 1993 and December 1992, respectively. He has served as Chief Financial Officer of APY, AFC, FAFLIC, AFLIAC, and Hanover since December 1996 and has been Vice President and Treasurer of APY, FAFLIC, AFLIAC and Hanover since February 1993 and of AFC since February 1995. Mr. Parry is also director and/or executive officer at various other non-public affiliates. Prior to joining FAFLIC in July 1992, Mr. Parry was employed by the accounting firm of Price Waterhouse from July 1987 through July 1992.

RICHARD M. REILLY, 58
Vice President of the Company since 1997

  Richard M. Reilly has been Vice President of Citizens and APY since March 1997 and Vice President of AFC and FAFLIC since February 1997 and November 1990, respectively. He has also been a Director and Vice President of AFLIAC since November 1990 and President and Chief Executive Officer of AFLIAC since August 1995. Mr. Reilly was Vice President of AFC from February 1995 through December 1995. Additionally, Mr. Reilly has been the President of Allmerica Investment Trust, Allmerica Funds, and Allmerica Securities Trust, each a registered investment company, since February 1991, April 1991 and February 1991, respectively. Mr. Reilly is also a director and/or holds an executive office at various other non-public affiliates. Prior to his affiliation with FAFLIC, he was an executive officer of Fidelity Management and Research Company from 1969 to 1987 and Oppenheimer Capital from 1987 to 1990.

LARRY C. RENFRO, 46
Vice President of the Company since 1997

  Larry C. Renfro has been a Vice President of Citizens and APY since March 1997 and of AFC and FAFLIC since February 1997 and April 1990, respectively. He has served as a Director, President and Chief Executive Officer of 440 Financial Group of Worcester, Inc. (a former subsidiary of FAFLIC) from May 1990 to March 1995. Mr. Renfro has also served as Vice President of APY from October 1992 through December 1995 and as Vice President of AFC from February 1995 through December 1995. From August 1989 through March 1990, Mr. Renfro was an Executive Vice President at State Street Bank & Trust Company. From March 1988 through July 1989, Mr. Renfro served as President and Chief Executive Officer of Boston Financial Data Services, Incorporated, a subsidiary of State Street Bank & Trust Company. From April 1981 through March 1988, Mr. Renfro held various executive offices at Fidelity Investments, including Managing Director of Fidelity Managements & Research Company. Mr. Renfro is currently a Director of LoJack Corporation, a manufacturer of anti-theft systems.

ERIC A. SIMONSEN, 51
Vice President and Director of the Company since 1992

  Eric A. Simonsen has been a Director and Vice President of Citizens since December 1992, of APY since August 1992, of AFLIAC since September 1990 and a Vice President of AFC since February 1995. In addition, Mr. Simonsen has been Vice President and Director of FAFLIC since September 1990 and April 1996, respectively. Mr. Simonsen has been President of Allmerica Service Company, Inc. Since December 1996. Mr. Simonsen was Chief Financial Officer of AFC from February 1995 to December 1996, of FAFLIC and AFLIAC from September 1990 to December 1996, of APY from August 1992 to December 1996 and of Citizens from December 1992 to December 1996. Mr. Simonsen is also a director and/or executive officer at various other non-public affiliates. From April 1987 to September 1990, Mr. Simonsen served as Principal and Chief Financial Officer of The Lincoln Group, Inc., a privately owned group of manufacturing companies.

PHILLIP E. SOULE, 47
Vice President of the Company since 1997

  Phillip E. Soule has been Vice President of Citizens, APY and FAFLIC since March 1997, September 1996 and February 1987, respectively, and of AFC since February 1997. He was a Vice President of AFC from February 1995 through December 1995. Mr. Soule has been employed by FAFLIC since 1972 in various capacities.

ITEM 11. EXECUTIVE COMPENSATION

  Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 1997, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND MANAGEMENT

  Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 1997, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 1997, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS AND INDEX:

  The consolidated financial statements of Citizens Corporation are listed under Item 8 of this Form 10-K.

(a)(2) FINANCIAL STATEMENT SCHEDULES AND INDEX:

                                                                   PAGE NO. IN
 SCHEDULE                                                          THIS REPORT
 --------                                                          -----------
     I    Summary of Investments--Other than Investments in
          Related Parties........................................        52
    II    Condensed Financial Information of the Registrant......     53-55
   III    Supplementary Insurance Information....................     56-58
    IV    Reinsurance............................................        59
     V    Valuation and Qualifying Accounts......................        60
    VI    Supplemental Information Concerning Property/Casualty
          Insurance Operations...................................        61

  Schedules other than those listed above are omitted as they are not required, not applicable, or the required information is disclosed elsewhere in the financial statements and related notes.

(a)(3) EXHIBITS:

  Exhibits filed as part of this Form 10-K are as follows:

   (3.1) Amended Articles of Incorporation*
   (3.2) By-Laws of the Registrant*
   (4)   Form of Common Stock Certificate*
   (10)  Material Contracts*
         (10.1) The Hanover Insurance Company/Citizens Insurance Company of
                America Excess Benefit Retirement Plan*
         (10.2) Citizens Insurance Company of America Supplemental Employee
                Retirement Plan.* Amended November 15, 1994.
         (10.3) The Citizens Insurance Company of America Management Reward
                Plan.* Amended November 15, 1994. Further amended September 6,
                1995.
         (10.4) Consolidated Income Tax Agreement dated December 31, 1992.*
         (10.5) Citizens-Hanover Service Agreement dated December 18, 1979.*
         (10.7) Intercompany Reinsurance Agreement between Hanover and Citizens
                Insurance dated December 13, 1983, together with addenda.*

          (10.8) Intercompany Reinsurance Agreement between Citizens Insurance and Hanover dated September 16, 1992, together with addenda.*
                  Further amended January 1, 1995.
          (10.10) Lease between Citizens Insurance and Bavarian Group
                  Partnership dated August 19, 1989 related to leased premises in Gaylord, Michigan.*
          (10.11) Lease between Citizens Insurance and Upper Peninsula
                  Commission for Area Progress, Inc. dated January 26, 1995 related to leased premises in Escanaba, Michigan,* with addendum dated March 9, 1995. ***
          (10.12) Addendum to the lease between Citizens Insurance and The
                  Precedent dated May 4, 1992 related to leased premises in Indianapolis, Indiana.**
          (10.13) Loan Agreement between Citizens Insurance and The Economic
                  Development Corporation of the County of Livingston ("EDC") dated August 1, 1986.*
          (10.14) Indenture between EOL and the First National Bank of Howell dated August 1, 1986.*
          (10.15) Noncompetition and Confidentiality Agreement dated as of February 12, 1993 by and among Citizens Insurance, Hanover,
                  Allmerica, AFC, Beacon and Ohio Farmers Insurance Company.*
          (10.16) Consolidated Service Agreement between AFC Life Assurance
                  Company of America and their subsidiaries dated September 30, 1993.*
          (10.17) Lease between Citizens Insurance and CICOA, L.L.C., entered into November 7, 1994, related to leased premises in construction in Grand Rapids, Michigan. **
          (10.18) Citizens Insurance Company of America Stock Option Plan dated
                  June 3, 1994. **
          (10.19) Lease between Citizens Insurance and Eastrich No. 152
                  Corporation, effective March 1, 1995, related to leased premises in Columbus, Ohio.***
          (10.20) Intercompany Reinsurance Agreement between Citizens Insurance
                  Company of America and Citizens Insurance Company of Ohio dated January 1, 1995.***
          (10.21) Citizens Insurance Company of America Employees' 401(k)
                  Matched Savings Plan.*****
          (10.22) Allmerica Financial Cash Balance Pension Plan.*****
   (11)   Statement regarding computation of per share earnings
   (21)   Subsidiaries of the Registrant
   (23)   Consent of Independent Accountants in reference to the Registration
          Statement on Form S-8 (No. 33-97066)
   (24)   Power of Attorney
   (99.1) Important factors regarding forward-looking statements

--------
    * Incorporated by reference to the similarly numbered exhibit in the Company's Registration Statement on Form S-1, No. 33-56240, filed March 18, 1993.
   ** Incorporated by reference to the similarly numbered exhibit in the Company's Annual Report for the year ended December 31, 1994 on Form 10-K, filed March 29, 1995.
  *** Incorporated by reference to the similarly numbered exhibit in the Company's Quarterly Report for the period ended March 31, 1995 on Form 10-K, filed May 11, 1995
 **** Incorporated by reference to the similarly numbered exhibit in the Company's Quarterly Report for the period ended June 30, 1995 on Form 10-K, filed August 10, 1995.
***** Incorporated by reference to the similarly numbered exhibit in the Company's Quarterly Report for the period ended September 30, 1995 on Form 10-K, filed November 10, 1995.

(b) REPORTS ON FORM 8-K FILED IN THE FOURTH QUARTER OF 1996:

  None.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                  Citizens Corporation
                                                       Registrant

                                                    /s/ John F. O'Brien
Dated March 18, 1997                      By: _________________________________
                                                     JOHN F. O'BRIEN
                                                PRESIDENT, CHIEF EXECUTIVE
                                              OFFICER AND CHAIRMAN OF THE BOARD

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Dated March 18, 1997                               /s/ John F. O'Brien
                                          _____________________________________
                                                     JOHN F. O'BRIEN
                                           PRESIDENT, CHIEF EXECUTIVE OFFICER
                                               AND CHAIRMAN OF THE BOARD

Dated March 18, 1997                                        *
                                          _____________________________________
                                                    JAMES R. MCAULIFFE
                                               VICE PRESIDENT AND DIRECTOR

Dated March 18, 1997                                        *
                                          _____________________________________
                                                     ERIC A. SIMONSEN
                                               VICE PRESIDENT AND DIRECTOR

Dated March 18, 1997                            /s/ Edward J. Parry, III
                                          _____________________________________
                                                  EDWARD J. PARRY, III
                                             VICE PRESIDENT, CHIEF FINANCIAL
                                             OFFICER, TREASURER AND PRINCIPAL
                                                   ACCOUNTING OFFICER

Dated March 18, 1997                                        *
                                          _____________________________________
                                                  JAMES A. COTTER, JR.
                                                         DIRECTOR

Dated March 18, 1997                                        *
                                          _____________________________________
                                                      NEAL J. CURTIN
                                                         DIRECTOR

Dated March 18, 1997                                        *
                                          _____________________________________
                                                    DONA SCOTT LASKEY
                                                         DIRECTOR

                                                    /s/ John F. O'Brien
                                          *By: ________________________________
                                                      JOHN F. O'BRIEN,
                                                      ATTORNEY-IN-FACT

                                                                      SCHEDULE I

                              CITIZENS CORPORATION

       SUMMARY OF INVESTMENTS--OTHER THAN INVESTMENTS IN RELATED PARTIES

                               DECEMBER 31, 1996

                                                                AMOUNT AT WHICH
                                                                 SHOWN IN THE
                                                         FAIR    CONSOLIDATED
          TYPE OF INVESTMENT                  COST(1)  VALUE(1)  BALANCE SHEET
          ------------------                  -------- -------- ---------------
                                                        (IN MILLIONS)
Fixed Maturities:
  Bonds:
    U.S. government obligations.............. $   62.1 $   63.6    $   63.6
    States and political subdivisions........    949.6    966.0       966.0
    Foreign governments......................      4.2      4.9         4.9
    Public utilities.........................     39.7     41.3        41.3
    Convertibles and bonds with warrants.....      0.2      0.2         0.2
    All other corporate bonds................    263.0    272.3       272.3
  Redeemable preferred stock.................     48.1     50.0        50.0
                                              -------- --------    --------
      Total fixed maturities.................  1,366.9  1,398.3     1,398.3
                                              -------- --------    --------
Equity securities:
  Common stocks:
    Public utilities.........................      2.5      2.8         2.8
    Banks, trusts and insurance companies....     13.3     24.8        24.8
    Industrial, miscellaneous and all other..    110.2    158.3       158.3
  Nonredeemable preferred stocks.............      6.3      6.4         6.4
                                              -------- --------    --------
      Total equity securities................    132.3    192.3       192.3
                                              -------- --------    --------
Other investments............................     13.2     14.6        14.6
                                              -------- --------    --------
        Total investments.................... $1,512.4 $1,605.2    $1,605.2
                                              ======== ========    ========

--------
(1) Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums and accretion of discounts.

                                                                     SCHEDULE II

                              CITIZENS CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              PARENT COMPANY ONLY

                         CONDENSED STATEMENT OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                          1996   1995   1994
                                                          -----  -----  -----
                                                            (IN MILLIONS)
REVENUES
  Net investment income.................................. $ 0.2  $ 0.6  $ 0.4
                                                          -----  -----  -----
    Total revenues.......................................   0.2    0.6    0.4
                                                          -----  -----  -----
EXPENSES
  Miscellaneous expenses.................................   1.2    1.7    0.7
                                                          -----  -----  -----
    Total expenses.......................................   1.2    1.7    0.7
                                                          -----  -----  -----
Loss before federal income taxes and equity in net oper-
 ating results of subsidiaries...........................  (1.0)  (1.1)  (0.3)
Federal income tax benefit...............................   0.2    0.4    0.1
Equity in net operating results of subsidiaries..........  84.9   75.6   44.8
                                                          -----  -----  -----
Net income............................................... $84.1  $74.9  $44.6
                                                          =====  =====  =====


   The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in this Form 10-K.

                              CITIZENS CORPORATION

       CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY

                            CONDENSED BALANCE SHEET

                                                            DECEMBER 31,
                                                        ----------------------
                                                           1996        1995
                                                        ----------  ----------
                                                        (IN MILLIONS, EXCEPT
                                                           PER SHARE DATA)
ASSETS
  Cash and cash equivalents............................ $      5.1  $      9.3
  Debt securities available-for-sale, at fair value
   (Amortized cost of $0.2 in 1995)....................        --          0.2
  Investment in subsidiaries...........................      741.2       675.5
  Other assets.........................................       10.0         --
                                                        ----------  ----------
    Total assets....................................... $    756.3  $    685.0
                                                        ==========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Total liabilities.................................... $      1.8  $      2.2
                                                        ----------  ----------
SHAREHOLDERS' EQUITY
  Common stock, $0.01 par value per share; authorized
   100.0 million shares; 36.1 million shares issued;
   35.9 million shares outstanding.....................        0.4         0.4
  Additional paid-in capital...........................      156.1       156.1
  Retained earnings....................................      552.5       475.5
  Unrealized appreciation on investments, net of
   deferred federal income taxes.......................       60.5        54.7
  Treasury stock, at cost (0.8 million and 0.2 million
   shares).............................................      (15.0)       (3.9)
                                                        ----------  ----------
    Total shareholders' equity.........................      754.5       682.8
                                                        ----------  ----------
    Total liabilities and shareholders' equity......... $    756.3  $    685.0
                                                        ==========  ==========


   The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in this Form 10-K.

                              CITIZENS CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              PARENT COMPANY ONLY

                       CONDENSED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                        1996    1995     1994
                                                       ------  -------  ------
                                                           (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income.......................................... $ 84.1  $  74.9  $ 44.6
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Increase in undistributed net income of
     subsidiaries.....................................  (54.9)   (64.1)  (25.3)
    Change in liabilities.............................   (0.4)     0.5    (0.2)
    Change in other assets............................  (10.0)     4.0    (4.3)
                                                       ------  -------  ------
      Net cash provided by operating activities.......   18.8     15.3    14.8
                                                       ------  -------  ------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in subsidiaries..........................   (5.0)    (7.0)    --
  Sale of available-for-sale debt securities..........    0.2      1.2     --
  Purchases of available-for-sale debt securities.....    --      (0.2)   (1.2)
  Proceeds from subsidiary redemption of Series A
   preferred stock....................................    --     100.0     --
                                                       ------  -------  ------
      Net cash (used for) provided by investing activ-
       ities..........................................   (4.8)    94.0    (1.2)
                                                       ------  -------  ------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid to shareholders......................   (7.1)    (9.2)  (11.2)
  Treasury stock purchased............................  (11.1)    (3.9)    --
  Redemption of Series A preferred stock..............    --    (100.0)    --
                                                       ------  -------  ------
      Net cash used for financing activities..........  (18.2)  (113.1)  (11.2)
                                                       ------  -------  ------
  Net (decrease) increase in cash and cash
   equivalents........................................   (4.2)    (3.8)    2.4
  Cash and cash equivalents at beginning of the
   period.............................................    9.3     13.1    10.7
                                                       ------  -------  ------
  Cash and cash equivalents at end of the period...... $  5.1  $   9.3  $ 13.1
                                                       ======  =======  ======


   The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in this Form 10-K.

                                                                   SCHEDULE III

                             CITIZENS CORPORATION

                      SUPPLEMENTARY INSURANCE INFORMATION

                     FOR THE YEAR ENDED DECEMBER 31, 1996

                                      RESERVE FOR
                           DEFERRED   LOSSES AND
                            POLICY       LOSS                   NET       NET
                          ACQUISITION ADJUSTMENT   UNEARNED   PREMIUMS INVESTMENT
                          EXPENSES(1) EXPENSES(1) PREMIUMS(1)  EARNED  INCOME(2)
                          ----------- ----------- ----------- -------- ----------
                                               (IN MILLIONS)
Private passenger auto-
 mobile.................     $19.8     $  582.7     $170.3     $436.1
Homeowners..............      11.4         53.6       60.9      104.4
Other personal lines....       1.3          2.3        8.5       14.1
                             -----     --------     ------     ------    -----
  Total personal lines..      32.5        638.6      239.7      554.6
                             -----     --------     ------     ------    -----
Commercial automobile...       6.8        106.5       33.7       67.6
Commercial multiple per-
 il.....................       7.3        143.7       31.5       59.1
Workers' compensation...       5.3        320.4       42.7      130.7
Other commercial lines..       2.4         29.3       14.7       23.5
                             -----     --------     ------     ------    -----
  Total commercial
   lines................      21.8        599.9      122.6      280.9
                             -----     --------     ------     ------    -----
    Totals..............     $54.3     $1,238.5     $362.3     $835.5    $88.9
                             =====     ========     ======     ======    =====

                             LOSSES AND LOSS   POLICY       OTHER       NET
                               ADJUSTMENT    ACQUISITION UNDERWRITING PREMIUMS
                                EXPENSES      EXPENSES   EXPENSES(3)  WRITTEN
                             --------------- ----------- ------------ --------
Private passenger automo-
 bile.......................     $299.0        $ 87.5       $30.9      $433.8
Homeowners..................       97.3          22.2         7.5       107.7
Other personal lines........        7.8           2.8         1.6        14.5
                                 ------        ------       -----      ------
  Total personal lines......      404.1         112.5        40.0       556.0
                                 ------        ------       -----      ------
Commercial automobile.......       53.8          14.6         4.6        70.4
Commercial multiple peril...       56.8          14.3         6.9        63.3
Workers' compensation.......       73.4          17.4         6.6       125.0
Other commercial lines......       16.3           5.3         2.1        23.5
                                 ------        ------       -----      ------
  Total commercial lines....      200.3          51.6        20.2       282.2
                                 ------        ------       -----      ------
    Totals..................     $604.4        $164.1       $60.2      $838.2
                                 ======        ======       =====      ======

--------
(1) As of December 31, 1996
(2) Total invested assets which generate investment income are not recorded or allocated by line of business; therefore, net investment income is stated in total.
(3) Includes $1.1 of severance charges and excludes policyholders' dividends of $7.2

                                                                   SCHEDULE III
                                                                    (CONTINUED)

                             CITIZENS CORPORATION

                      SUPPLEMENTARY INSURANCE INFORMATION

                     FOR THE YEAR ENDED DECEMBER 31, 1995

                                      RESERVE FOR
                           DEFERRED   LOSSES AND
                            POLICY       LOSS                   NET       NET
                          ACQUISITION ADJUSTMENT   UNEARNED   PREMIUMS INVESTMENT
                          EXPENSES(1) EXPENSES(1) PREMIUMS(1)  EARNED  INCOME(2)
                          ----------- ----------- ----------- -------- ----------
                                               (IN MILLIONS)
Private passenger
 automobile.............     $20.5     $  653.9     $128.5     $424.4
Homeowners..............      10.9         50.2       73.8       98.7
Other personal lines....       1.3          3.5        9.4       13.1
                             -----     --------     ------     ------    -----
  Total personal lines..      32.7        707.6      211.7      536.2
                             -----     --------     ------     ------    -----
Commercial automobile...       5.7        121.1       35.6       59.8
Commercial multiple
 peril..................       5.6        119.1       34.6       54.0
Workers' compensation...       5.9        323.6       56.4      148.3
Other commercial lines..       2.3         20.2       13.1       19.5
                             -----     --------     ------     ------    -----
  Total commercial
   lines................      19.5        584.0      139.7      281.6
                             -----     --------     ------     ------    -----
    Totals..............     $52.2     $1,291.6     $351.4     $817.8    $78.8
                             =====     ========     ======     ======    =====

                             LOSSES AND LOSS   POLICY       OTHER       NET
                               ADJUSTMENT    ACQUISITION UNDERWRITING PREMIUMS
                                EXPENSES      EXPENSES   EXPENSES(3)  WRITTEN
                             --------------- ----------- ------------ --------
Private passenger
 automobile.................     $326.1        $ 86.8       $30.7      $425.5
Homeowners..................       80.0          18.8         8.8       102.2
Other personal lines........        7.5           2.5         1.6        13.8
                                 ------        ------       -----      ------
  Total personal lines......      413.6         108.1        41.1       541.5
                                 ------        ------       -----      ------
Commercial automobile.......       51.3          13.1         4.7        64.0
Commercial multiple peril...       39.9          10.9         8.3        58.4
Workers' compensation.......       63.8          23.7         2.8       147.2
Other commercial lines......        9.7           3.8         3.0        22.6
                                 ------        ------       -----      ------
  Total commercial lines....      164.7          51.5        18.8       292.2
                                 ------        ------       -----      ------
    Totals..................     $578.3        $159.6       $59.9      $833.7
                                 ======        ======       =====      ======

--------
(1) As of December 31, 1995.
(2) Total invested assets which generate investment income are not recorded or allocated by line of business; therefore, net investment income is stated in total.
(3) Excludes policyholders' dividends of $6.6.

                                                                   SCHEDULE III
                                                                    (CONTINUED)

                             CITIZENS CORPORATION

                      SUPPLEMENTARY INSURANCE INFORMATION

                     FOR THE YEAR ENDED DECEMBER 31, 1994

                                      RESERVE FOR
                           DEFERRED   LOSSES AND
                            POLICY       LOSS                   NET       NET
                          ACQUISITION ADJUSTMENT   UNEARNED   PREMIUMS INVESTMENT
                          EXPENSES(1) EXPENSES(1) PREMIUMS(1)  EARNED  INCOME(2)
                          ----------- ----------- ----------- -------- ----------
                                               (IN MILLIONS)
Private passenger auto-
 mobile.................     $20.4     $  586.6     $125.6     $390.2
Homeowners..............      10.1         45.7       68.6       93.9
Other personal lines....       1.2          2.9        8.6       12.0
                             -----     --------     ------     ------    -----
  Total personal lines..      31.7        635.2      202.8      496.1
                             -----     --------     ------     ------    -----
Commercial automobile...       5.2         92.7       31.0       54.8
Commercial multiple per-
 il.....................       4.5        109.7       29.2       52.8
Workers' compensation...       6.1        336.4       57.9      142.6
Other commercial lines..       1.8         22.6       11.1       16.4
                             -----     --------     ------     ------    -----
  Total commercial
   lines................      17.6        561.4      129.2      266.6
                             -----     --------     ------     ------    -----
    Totals..............     $49.3     $1,196.6     $332.0     $762.7    $74.8
                             =====     ========     ======     ======    =====

                             LOSSES AND LOSS   POLICY       OTHER       NET
                               ADJUSTMENT    ACQUISITION UNDERWRITING PREMIUMS
                                EXPENSES      EXPENSES   EXPENSES(3)  WRITTEN
                             --------------- ----------- ------------ --------
Private passenger automo-
 bile.......................     $303.8        $ 78.3       $27.6      $401.9
Homeowners..................       81.5          19.0         8.7        94.9
Other personal lines........        5.7           2.2         1.6        12.4
                                 ------        ------       -----      ------
  Total personal lines......      391.0          99.5        37.9       509.2
                                 ------        ------       -----      ------
Commercial automobile.......       44.5          12.2         5.6        58.1
Commercial multiple peril...       42.6          11.1         7.9        48.8
Workers' compensation.......       87.5          20.8         6.5       145.6
Other commercial lines......       13.9           3.2         3.4        17.1
                                 ------        ------       -----      ------
  Total commercial lines....      188.5          47.3        23.4       269.6
                                 ------        ------       -----      ------
    Totals..................     $579.5        $146.8       $61.3      $778.8
                                 ======        ======       =====      ======

--------
(1)  As of December 31, 1994.
(2) Total invested assets which generate investment income are not recorded or allocated by line of business; therefore, net investment income is stated in total.
(3)  Excludes policyholders' dividends of $5.8.

                                                                     SCHEDULE IV

                              CITIZENS CORPORATION

                                  REINSURANCE

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                     PERCENTAGE
                                         CEDED TO   ASSUMED          OF AMOUNT
                                 DIRECT    OTHER   FROM OTHER  NET    ASSUMED
                                 AMOUNT  COMPANIES COMPANIES  AMOUNT   TO NET
                                -------- --------- ---------- ------ ----------
                                                 (IN MILLIONS)
1996:
  Property and liability
   insurance premiums earned... $1,019.6  $201.1     $17.0    $835.5    2.0%
                                ========  ======     =====    ======    ===
1995:
  Property and liability
   insurance premiums earned... $1,003.7  $206.3     $20.4    $817.8    2.5%
                                ========  ======     =====    ======    ===
1994:
  Property and liability
   insurance premiums earned... $  946.3  $212.9     $29.3    $762.7    3.8%
                                ========  ======     =====    ======    ===

                                                                      SCHEDULE V

                              CITIZENS CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                         DEDUCTIONS
                                                            FROM
                                              ADDITIONS    PREMIUM
                                  BALANCE AT  CHARGED TO BALANCES TO BALANCE AT
                                 BEGINNING OF COSTS AND   ALLOWANCE    END OF
                                    PERIOD     EXPENSES    ACCOUNT     PERIOD
                                 ------------ ---------- ----------- ----------
                                                 (IN MILLIONS)
1996:
  Allowance for doubtful
   accounts.....................     $0.8        $1.8       $1.7        $0.9
                                     ====        ====       ====        ====
1995:
  Allowance for doubtful
   accounts.....................     $0.7        $1.9       $1.8        $0.8
                                     ====        ====       ====        ====
1994:
  Allowance for doubtful
   accounts.....................     $0.5        $1.4       $1.2        $0.7
                                     ====        ====       ====        ====

                                                                     SCHEDULE VI

                              CITIZENS CORPORATION

                      SUPPLEMENTAL INFORMATION CONCERNING
                     PROPERTY/CASUALTY INSURANCE OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                     DISCOUNT,
                                                      IF ANY,
                              DEFERRED               DEDUCTED
                               POLICY    RESERVE FOR   FROM               NET       NET
                             ACQUISITION LOSSES AND  PREVIOUS  UNEARNED PREMIUMS INVESTMENT
AFFILIATION WITH REGISTRANT   EXPENSES     LAE(2)    COLUMN(1) PREMIUMS  EARNED    INCOME
---------------------------  ----------- ----------- --------- -------- -------- ----------
                                                     (IN MILLIONS)
1996
  Citizens Insurance
   Group..................      $54.3     $1,238.5     $ --     $362.3   $835.5    $88.9
                                =====     ========     =====    ======   ======    =====
1995
  Citizens Insurance
   Group..................      $52.2     $1,291.6     $ --     $351.4   $817.8    $77.7
                                =====     ========     =====    ======   ======    =====
1994
  Citizens Insurance
   Group..................      $49.3     $1,196.6     $ --     $332.0   $762.7    $74.0
                                =====     ========     =====    ======   ======    =====

                                                   AMORTIZATION
                                   LOSSES AND LAE  OF DEFERRED
                                   --------------     POLICY     PAID     NET
                                   CURRENT PRIOR   ACQUISITION  LOSSES  PREMIUMS
                                    YEAR    YEAR     EXPENSES   AND LAE WRITTEN
                                   ------- ------  ------------ ------- --------
1996
  Citizens Insurance Group........ $662.8  $(58.4)    $164.1    $605.0   $838.2
                                   ======  ======     ======    ======   ======
1995
  Citizens Insurance Group........ $625.3  $(47.0)    $159.6    $545.5   $833.7
                                   ======  ======     ======    ======   ======
1994
  Citizens Insurance Group........ $591.9  $(12.4)    $146.8    $513.2   $778.8
                                   ======  ======     ======    ======   ======

--------
(1) The Company does not employ any discounting techniques.
(2) Reserves for losses and LAE are shown gross of $466.4 million, $518.9 million and $456.7 million of reinsurance recoverable on unpaid losses in 1996, 1995 and 1994, respectively. Unearned premiums are shown gross of prepaid premiums of $62.8 million, $54.5 million and $51.0 million in 1996, 1995 and 1994, respectively.