Form 10-K/A
period 1996-12-31
CITIZENS CORP /DE/
filed 1997-03-27
CIK 895469

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  FORM 10-K/A

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

              Total number of pages, including cover page--1 of 6

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  This Amendment to the Registrant's 1996 Annual Report on Form 10-K (the "10-K") is made solely to supplement the 10-K by including Exhibit 99.1, which was listed as an Exhibit to the 10-K but not previously filed.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                               Citizens Corporation
                                                    Registrant

                                               /s/ Edward J. Parry, III
Dated March 27, 1997              By: __________________________________________
                                                 Edward J. Parry, III
                                       Vice President, Chief Financial Officer,
                                      Treasurer and Principal Accounting Officer

                                                                   EXHIBIT 99.1

            IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

  The Company wishes to caution readers that the following important factors, among others, in some cases have affected the Company's results and in the future could cause actual results and needs of the Company to vary materially from forward-looking statements made from time to time by the Company on the basis of management's then-current expectations. The businesses in which the Company is engaged are in rapidly changing and competitive markets and involve a high degree of risk, and accuracy with respect to forward-looking projections is difficult.

GEOGRAPHIC CONCENTRATION IN THE PROPERTY AND CASUALTY INSURANCE BUSINESS

  Substantially all of the Company's net premiums written and earnings are generated in Michigan. The revenues and profitability of the Company are therefore subject to prevailing economic, regulatory, demographic and other conditions, including adverse weather, in Michigan.

CYCLICALITY IN THE PROPERTY AND CASUALTY INSURANCE INDUSTRY

  Historically, the property and casualty insurance industry has been highly cyclical. The property and casualty industry's profitability can be affected significantly by price competition, volatile and unpredictable developments such as extreme weather conditions and natural disasters, legal developments affecting insurer liability and the size of jury awards, fluctuations in interest rates and other factors that affect investment returns and other general economic conditions and trends that may affect the adequacy of reserves.

  Over the past several years, the property and casualty insurance industry as a whole has been in a soft market. Competition for premiums in the property and casualty insurance markets may continue to have an diverse impact on the Company's rates and profitability.

CATASTROPHES AND SEVERE WEATHER LOSSES IN THE PROPERTY AND CASUALTY INSURANCE INDUSTRY

  Property and casualty insurers are subject to claims arising out of catastrophes, and other severe weather related losses, which may have a significant impact on their results of operations and financial condition. The Company may experience catastrophes and other severe weather losses in the future which could have a material adverse impact on the Company. Catastrophes and severe weather losses can be caused by various events including hurricanes, earthquakes, tornadoes, wind, hail, fires, severe winter weather and explosions, and the frequency and severity of catastrophes are inherently unpredictable. The extent of losses from catastrophes and severe weather is a function of two factors: the total amount of insured exposure in the area affected by the event and the severity of the event. Although catastrophes and severe weather can cause losses in a variety of property and casualty lines, homeowners and commercial property insurance have in the past generated the vast majority of the Company's catastrophe-related claims. The Company purchases catastrophe reinsurance as protection against catastrophe losses. The Company believes, based upon its review of its reinsurers' financial statements and reputations in the reinsurance marketplace, that the financial condition of its reinsurers is sound. However, there can be no assurance that reinsurance will be adequate to protect the Company against such losses or that such reinsurance will continue to be available to the Company in the future at commercially reasonable rates.

UNCERTAINTY REGARDING ADEQUACY OF PROPERTY AND CASUALTY LOSS RESERVES

  The Company maintains reserves to cover its estimated ultimate liability for losses and loss adjustment expenses ("LAE") with respect to reported and unreported claims incurred as of the end of each accounting period. These reserves are estimates, involving actuarial projections at a given time, of what the Company expects the ultimate settlement and administration of claims will cost based on facts and circumstances then known, predictions of future events, estimates of future trends in claims severity and judicial theories of liability, legislative activity and other factors. The inherent uncertainties of estimating reserves are greater for certain types of property and casualty insurance lines, particularly workers' compensation, where a longer period of time may elapse before a definitive determination of ultimate liability may be made, and environmental liability, where the technological, judicial and political climates involving these types of claims are changing.

  The Company regularly reviews reserving techniques, reinsurance and overall reserve adequacy. Based upon (i) review of historical data, legislative enactments, judicial decisions, legal developments in imposition of damages, changes in political attitudes and trends in general economic conditions;
(ii) review of per claim information; (iii) historical loss experience of the Company and the industry; and (iv) the relatively short-term nature of most of its property and casualty insurance policies, management believes that adequate provision has been made for reserves. However, establishment of appropriate reserves is an inherently uncertain process involving estimates of future losses and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience. The Company's reserves are annually certified as required by insurance regulatory authorities.

REGULATORY, SURPLUS, CAPITAL, RATING AGENCY AND RELATED MATTERS

  Insurance companies are subject to supervision and regulation by the state insurance authority in each state in which they transact business. Such supervision and regulation relate to numerous aspects of an insurance company's business and financial condition, including limitations on the authorization of lines of business, underwriting limitations, the setting of premium rates, the establishment of standards of solvency, the licensing of insurers and agents, concentration of investments, levels of reserves, the payment of dividends, transactions with affiliates, changes of control and the approval of policy forms. Such regulation is concerned primarily with the protection of policyholders.

  State regulatory oversight and various proposals at the federal level (including the proposed adoption of a federal regulatory framework for insurance companies) may in the future adversely affect the Company's ability to sustain adequate returns in certain lines of business. In recent years, the state insurance regulatory framework has come under increased federal scrutiny, and certain state legislatures have considered or enacted laws that alter and, in many cases, increase state authority to regulate insurance companies and insurance holding company systems. Further, the National Association of Insurance Commissioners ("NAIC") and state insurance regulators are reexamining existing laws and regulations, and as a condition to accreditation have required the adoption of certain model laws which specifically focus on insurance company investments, issues relating to the solvency of insurance companies, risk-based capital ("RBC") guidelines, interpretations of existing laws, the development of new laws, and the definition of extraordinary dividends.

  The capacity for an insurance company's growth in premiums is in part a function of its statutory surplus. Maintaining appropriate levels of statutory surplus, as measured by state insurance regulators, is considered important by state insurance regulatory authorities and the private agencies that rate insurers' claims-paying abilities and financial strength. Failure to maintain certain levels of statutory surplus could result in increased regulatory scrutiny, action by state regulatory authorities or a downgrade by the private agencies referred to below.

  The NAIC has created a new system for assessing the adequacy of statutory capital for property and casualty insurers. The new system, known as risk-based capital, is in addition to the states' fixed dollar minimum capital and other requirements. The new system is based on risk-based formulas (separately defined for life and health insurers and property and casualty insurers) that apply prescribed factors to the various risk elements in an insurer's business to report a minimum capital requirement proportional to the amount of risk assumed by the insurer.

STATE GUARANTY FUNDS, SHARED MARKETS MECHANISMS AND POOLING ARRANGEMENTS

  All fifty states of the United States have insurance guaranty fund laws requiring all life and health and property and casualty insurance companies doing business within the state to participate in guaranty associations, which are organized to pay contractual obligations under insurance policies issued by impaired or insolvent insurance companies. These associations levy assessments (up to prescribed limits) on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired or insolvent insurer is engaged. Mandatory assessments by state guaranty funds are used to cover losses to policyholders of insolvent or rehabilitated companies and can be partially recovered through a reduction in future premium taxes in many states. These assessments may increase in the future depending upon the rate of insolvencies of insurance companies.

  In addition, as a condition to the ability to conduct business in various states, the Company is required to participate in mandatory property and casualty shared market mechanisms or pooling arrangements, which provide various insurance coverages to individuals or other entities that otherwise are unable to purchase such coverage voluntarily provided by private insurers. The Company cannot predict whether its participation in these shared market mechanisms or pooling arrangements will provide underwriting profits or losses to the Company.

COMPETITION

  The Property and Casualty Insurance industry in general is highly competitive. Many of the Company's competitors are larger and have greater financial, technical and operating resources than those of the Company.

RETENTION OF KEY EXECUTIVES

  The future success of the Company will be affected by its continued ability to attract and retain qualified executives. The Company's success is dependent in large part on John F. O'Brien, the loss of whom could adversely affect the Company's business. The Company does not have an employment agreement with Mr. O'Brien.