Form 10-Q
period 1997-03-31
CITIZENS CORP /DE/
filed 1997-05-14
CIK 895469

FORM 10-Q

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549
                          ------------------

                               (Mark One)
      [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: March 31, 1997

                                  OR


      [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
           For the transition period from:               to


                      Commission file number:   1-11714
                      ---------------------------------

                           CITIZENS CORPORATION
         (Exact name of registrant as specified in its charter)

              Delaware                             04-3178765
     (State or other jurisdiction of        (I.R.S. Employer
      incorporation or organization)        Identification Number)


           440 Lincoln Street, Worcester, Massachusetts     01653
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

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 35,269,100 Shares of Common Stock Outstanding, as of May 1, 1997.


                                  1

======================================================================




                           TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION



   ITEM 1 - FINANCIAL STATEMENTS
           Consolidated Statements of Income                    3
           Consolidated Balance Sheets                          4
           Consolidated Statements of Shareholders' Equity      5
           Consolidated Statements of Cash Flows                6
           Notes to Consolidated Financial Statements           7


   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS                                         8 - 12



PART II - OTHER INFORMATION



   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                   13





SIGNATURES                                                     14




                                  2
======================================================================



                    PART 1 - FINANCIAL INFORMATION

                     ITEM 1 - FINANCIAL STATEMENTS

                         CITIZENS CORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME


                                                             (Unaudited)
                                                          Three Months Ended
(In millions, except per share data)                          March 31,
                                                           1997         1996
                                                          -------------------

Revenues
 Net premiums written                                  $   211.9    $   215.9
 Change in unearned premiums, net
   of prepaid reinsurance premiums                           2.0         11.4
                                                       ---------    ---------
 Net premiums earned                                       209.9        204.5
 Net investment income                                      23.6         19.6
 Net realized gains on investments                          19.7         14.7
 Other income                                                1.5          0.5
                                                       ---------    ---------
Total revenues                                             254.7        239.3
                                                       ---------    ---------

Expenses
 Losses and loss adjustment expenses                       158.5        155.5
 Policy acquisition and other underwriting expenses         58.3         53.8
 Policyholders' dividends                                    1.6          1.8
                                                       ---------    ---------
    Total expenses                                         218.4        211.1
                                                       ---------    ---------

 Income before federal income taxes                         36.3         28.2

Federal income tax expense                                   7.9          5.7
                                                       ---------    ---------
Net Income                                             $    28.4    $    22.5
                                                       =========    =========
Per share data

  Net income                                           $    0.80    $    0.63
                                                       =========    =========
Dividends declared to shareholders                     $    0.05    $    0.05
                                                       =========    =========
Weighted average shares outstanding                         35.3         35.8
                                                       =========    =========



  The accompanying notes are an integral part of these financial statements



                                  3
======================================================================

                          CITIZENS CORPORATION
                      CONSOLIDATED BALANCE SHEETS



                                                         (Unaudited)
(In millions, except per share data)                      March 31,    December 31,
                                                            1997           1996
                                                        ---------------------------
Assets
Investments:
 Debt securities available-for-sale, at fair value      $   1,426.7   $   1,398.3
  (Amortized cost of $1,419.6 and $1,366.9)
 Equity securities available-for-sale, at fair value          138.5         192.3
  (Cost of $94.8 and $132.3)
 Other investments, at fair value (Cost of $13.2 in            14.3          14.6
   1997 and 1996)                                        ----------   -----------
   Total investments                                        1,579.5       1,605.2
 Cash and cash equivalents                                     46.9          36.1
 Accrued investment income                                     24.5          25.3
 Premiums receivable                                          142.0         140.3
 Reinsurance recoverable on paid and unpaid balances          468.3         476.8
 Prepaid reinsurance premiums                                  60.1          62.8
 Deferred policy acquisition expenses                          54.6          54.3
 Deferred federal income taxes                                 39.5          25.4
 Other assets                                                  75.8          76.8
                                                         ----------   -----------
   Total assets                                          $  2,491.2   $   2,503.0
                                                         ==========   ===========

Liabilities and Shareholders' Equity
Liabilities:
 Reserve for losses and loss adjustment expenses         $  1,224.1   $   1,238.5
 Unearned premiums                                            361.6         362.3
 Other liabilities                                            151.1         147.7
                                                         ----------   -----------
   Total liabilities                                        1,736.8       1,748.5
                                                         ----------   -----------

Shareholder's Equity
Series A preferred stock, $0.01 par value per share;
 authorized 10.0 million shares; none issued or
 outstanding in 1997 and 1996                                     -             -
 Common stock, par value $0.01 per share;
   authorized 100.0 million shares; issued 36.1                 0.4           0.4
   million shares
 Additional paid-in capital                                   156.1         156.1
 Retained earnings                                            579.1         552.5
 Unrealized appreciation on investments, net of
   deferred federal income taxes                               33.8          60.5
 Treasury stock, at cost (0.8 million shares in 1997          (15.0)        (15.0)
   and 1996)                                             ----------   -----------
    Total shareholder's equity                                754.4         754.5
                                                         ----------   -----------
     Total liabilities and shareholder's equity          $  2,491.2   $   2,503.0
                                                         ==========   ===========


    The accompanying notes are an integral part of these financial statements


                                  4
======================================================================



                         CITIZENS CORPORATION
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                           (Unaudited)
                                                       Three Months Ended
(In millions, except per share data )                       March 31,
                                                      1997            1996
                                                      ---------------------
Preferred stock
 Balance at beginning and end of period                   -                 -
                                                 ----------       -----------

Common stock
 Balance at beginning and end of period          $      0.4       $       0.4
                                                 ----------       -----------

Additional paid-in capital
 Balance at beginning and end of period               156.1             156.1
                                                 ----------       -----------

Retained earnings
 Balance at beginning and end of period               552.5             475.5
 Net income                                            28.4              22.5
 Dividends declared to shareholders                    (1.8)             (1.8)
                                                 ----------       -----------
 Balance at end of period                             579.1             496.2
                                                 ----------       -----------

Unrealized appreciation on investments, net
 Balance at beginning of period                        60.5              54.7
 Depreciation during the period                       (40.9)            (22.9)
 Benefit for deferred federal income taxes             14.2               8.0
                                                 ----------       -----------
 Balance at end of period                              33.8              39.8
                                                 ----------       -----------

Treasury stock
 Balance at beginning of period                       (15.0)             (3.9)
 Shares purchased at cost                                 -              (2.2)
                                                 ----------       -----------
 Balance at end of period                             (15.0)             (6.1)
                                                 ----------       -----------

Total shareholders' equity                       $    754.4         $   686.4
                                                 ==========       ===========


   The accompanying notes are an integral part of these financial statements


                                  5
======================================================================



                         CITIZENS CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                  (Unaudited)
                                                               Three Months Ended
(In millions, except per share data )                               March 31,
                                                               1997            1996
                                                               --------------------
Cash flows from operating activities
Net income                                                $     28.4     $     22.5
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Net realized gains on investments                             (19.7)         (14.7)
 Deferred federal income tax provision                           0.1            3.3
 Change in assets and liabilities:
  Deferred policy acquisition expenses                          (0.3)          (1.7)
  Premiums and notes receivable, net of reinsurance             (0.5)          (8.8)
   premiums
  Unearned premiums, net of prepaid reinsurance                  1.9           11.4
   premiums
  Reserve for losses and loss adjustment expenses,              (5.9)          (2.3)
   net of reinsurance recoverable
  Other, net                                                    (1.6)          (8.4)
                                                          ----------     ----------
   Net cash provided by operating activities                     2.4            1.3
                                                          ----------     ----------

Cash flows from investing activities
 Proceeds from sale of available-for-sale debt                 128.6          138.9
  securities
 Proceeds from available-for-sale debt securities               32.8           23.1
  maturing or called
 Proceeds from sale of available-for-sale equity                59.6           57.9
  securities and other investments
 Purchases of available-for-sale debt securities              (214.2)        (237.6)
 Purchases of sale of available-for-sale equity                 (3.0)         (17.8)
  securities and other investments
 Change in net receivable from securities                        6.7           42.5
  transactions not settled
 Other investing activities                                     (0.3)          (0.5)
                                                          ----------     ----------
   Net cash provided by investing activities                    10.2            6.5
                                                          ----------     ----------
Cash flows from financing activities
 Dividends paid to shareholders                                 (1.8)          (1.8)
 Treasury stock purchased, at cost                                 -           (2.2)
                                                          ----------     ----------
  Net cash used for financing activities                        (1.8)          (4.0)
                                                          ----------     ----------

Change in cash and cash equivalents                             10.8            3.8
Cash and cash equivalents at beginning of period                36.1           59.1
                                                          ----------     ----------
Cash and cash equivalents at end of period                $     46.9     $     62.9
                                                          ==========     ==========


    The accompanying notes are an integral part of these financial statements


                                  6
======================================================================



                         CITIZENS CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     Basis of Presentation

The accompanying unaudited consolidated financial statements of Citizens Corporation ("the Company") have been prepared in accordance with generally accepted accounting principles applicable to stock property and casualty insurance companies for interim financial information and with the requirements of Form 10-Q. The financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K, for the year ended December 31, 1996.

In the opinion of management, the financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the interim periods. Interim results are not necessarily indicative of results expected for the entire year. These financial statements should be read in conjunction with the Company's 1996 Annual Report to Shareholders, as filed on Form 10-K with the Securities and Exchange Commission.


2.     Earnings per Share

Earnings per share are based on the weighted average number of common shares and common share equivalents. The Board of Directors authorized the repurchase of 1.8 million shares or slightly less than five percent of its issued common stock and has purchased a total of 0.8 million shares since the implementation of the repurchase program in 1995. As of March 31, 1997, the Company is holding these shares as treasury stock for the purpose of funding current and future stock option awards and for other purposes.

Recently the FASB issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which supersedes APB Opinion No. 15,
Earnings Per Share. This standard replaces the primary EPS requirements with a basic EPS computation and requires a dual presentation of basic and diluted EPS for those companies with complex capital structures. The Company intends to adopt the standards of Statement No. 128 for financial statements issued after December 15, 1997. The impact of this statement is expected to be immaterial on the Company's EPS calculation.


                                  7
======================================================================



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


Results of Operations
---------------------

Net income

Net income for the quarter ended March 31, 1997, was $28.4 million, or $0.80 per common share, compared to $22.5 million, or $0.63 per common share, for the quarter ended March 31, 1996. Excluding realized gains and losses, net of taxes, net income increased $2.7 million, to $15.6 million, for the quarter ended March 31, 1997. The increase in net income is primarily attributable to an increase in realized gains and investment income, partially offset by a slight increase in underwriting loss. Realized gains were $19.7 million during the first quarter of 1997, versus $14.7 million during the first quarter of 1996, an increase of $5.0 million. Net realized gains primarily reflect sales of equity securities in both periods. Investment income increased 20.4%, to $23.6 million during the first quarter of 1997, versus $19.6 million in 1996. This was due to a 6.2% increase in average invested assets and to an increase in average yields on fixed maturity securities from 5.9% to 6.8%. Total underwriting loss increased from $6.6 million in the first quarter of 1996 to $7.4 million in the first quarter of 1997, reflecting an increase in catastrophe losses from $4.8 million to $5.4 million.


Revenues

Net premiums earned increased $5.4 million, or 2.6%, to $209.9 million, for the quarter ended March 31, 1997, resulting from an $8.6 million increase in the Company's personal lines partially offset by a $3.2 million decrease in the Company's commercial lines. The overall growth is due to increases in net premiums earned of $3.4 million in Ohio and Indiana resulting from expansion in these states, to a $3.0 million decrease in premiums ceded to the Michigan Catastrophic Claims Association (MCCA), and to increases in personal automobile and homeowners rates. These factors were partially offset by rate reductions in the workers' compensation line where competitive conditions continue in Michigan.







                                  8
======================================================================

Segment Results
---------------

Personal segment

Personal segment premiums represented 68.5% and 66.1% of total net premiums earned for the quarters ended March 31, 1997, and 1996, respectively.


                                                          -------------------------
For the Quarters Ended                                        1997            1996
March 31 (in millions)                                    -------------------------

Net premiums earned                                       $   143.7       $   135.1

Losses and loss adjustment expenses                           113.8           107.4

Policy acquisition and other underwriting expenses             39.5            36.4
                                                          ---------       ---------
Underwriting loss                                         $    (9.6)      $    (8.7)
                                                          =========       =========




Personal segment net premiums earned increased $8.6 million, or 6.4%, to $143.7 million for the quarter ended March 31, 1997, from $135.1 million for the quarter ended March 31, 1996. This increase is primarily attributable to a decrease in premiums ceded to the MCCA and to increases in personal automobile and homeowners rates. The non-recurring decrease in premiums ceded to MCCA was a result of a lower surcharge effective January 1, 1997 for personal automobile policies written. These factors were partially offset by a 2.0% decrease in policies in forces in the personal automobile line since March 31, 1996, attributable to continued strong competition in Michigan.

The personal segment underwriting loss was $9.6 million and $8.7 million for the quarters ended March 31, 1997 and 1996, respectively. Catastrophe losses increased $1.2 million over the prior year first quarter, primarily in the homeowners line. Policy acquisition and other underwriting expenses increased $3.1 million, or 8.5%, to $39.5 million, reflecting the growth in net premiums earned and increased technology expenses in 1997.


Commercial segment

Commercial segment premiums represented 31.5% and 33.9% of total net premiums earned for the quarters ended March 31, 1997 and 1996, respectively.


                                                          ------------------------
For the Quarters Ended                                         1997           1996
March 31 (in millions)                                    ------------------------

Net premiums earned                                       $     66.2    $     69.4

Losses and loss adjustment expenses                             44.7          48.1

Policy acquisition and other underwriting expenses              17.7          17.4

Policyholders' dividends                                         1.6           1.8
                                                          ----------    ----------
Underwriting profit                                       $      2.2    $      2.1
                                                          ==========    ==========


                                  9
======================================================================

Commercial segment net premiums earned decreased $3.2 million, or 4.6%, to $66.2 million for the quarter ended March 31, 1997 from $69.4 million for the quarter ended March 31, 1996. This decrease is attributable to decreases in rates for workers' compensation, resulting from continued competitive conditions in Michigan in this line. Rates in the workers' compensation line were decreased 6.4% and 8.7% effective June 1, 1996 and March 1, 1997, respectively. Management believes competitive conditions in Michigan in the workers' compensation line may impact future growth in net premiums earned.

The commercial segment underwriting profit was $2.2 million and $2.1 million for the quarters ended March 31, 1997 and 1996, respectively. Losses and LAE in the workers' compensation line decreased $5.7 million, or 28.9%, to $14.0 million primarily as a result of favorable claims activity in prior accident years. Policy acquisition and other underwriting expenses increased $0.3 million, or 1.7%, to $17.7 million, reflecting increased technology expenses in 1997.


Reserve for Losses and Loss Adjustment Expenses
-----------------------------------------------

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



For the period ended March 31   (in millions)             1997          1996
                                                    --------------------------

Reserve for losses and LAE, beginning of period     $    1,238.5  $    1,291.6

Reserve for losses and LAE, net of reinsurance recoverable:

     Provision for insured events of the current           179.0         163.6
     period

     Decrease in provision for insured events of           (20.5)         (8.1)
     prior years                                    ------------  ------------

Total incurred losses and LAE                              158.5         155.5



Payments, net of reinsurance recoverable:

Losses and LAE attributable to insured events of            57.9          56.1
     current period

Losses and LAE attributable to insured events of           104.7          95.0
     prior years                                    ------------  ------------

Total payments                                             162.6         151.1



Change in reinsurance recoverable on unpaid losses         (10.3)         13.9
                                                     -----------  ------------


Reserve for losses and LAE, end of period           $    1,224.1  $    1,309.9
                                                    ============  ============



As part of an ongoing process, the reserves have been re-estimated for all prior accident years and were decreased by $20.5 million, and $8.1 million, for the quarters ended March 31, 1997 and 1996, respectively. The favorable reserve development in both years primarily reflects the initiatives taken by the Company to manage medical costs in both automobile lines and the workers' compensation line, as well as the impact of the Michigan Supreme Court ruling on workers' compensation indemnity payments, which decreases the maximum amount to be paid for indemnity cases on all existing and future claims.


                                  10
======================================================================

The company regularly reviews its reserving techniques, its overall reserving position and its reinsurance. Based on (i) review of historical data, legislative enactments, judicial decisions, legal developments in impositions of damages, changes in political attitudes and trends in general economic conditions, (ii) review of per claim information, (iii) historical loss experience of the Company and the industry, (iv) the relatively short-term nature of most policies and
(v) internal estimates of required reserves, management believes that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves could have a material impact on the results of operations.

Investment Results
------------------

Net investment income before taxes was $23.6 million and $19.6 million for the quarters ended March 31, 1997 and 1996, respectively. The increase is the result of the Company's portfolio shift from equity securities to higher yielding debt securities, including longer duration and non-investment grade securities. The average pre-tax yields on debt securities were 6.8% in 1997 and 5.9% in 1996. Net investment income after taxes was $19.8 million and $16.2 million for the quarters ended March 31, 1997 and 1996, respectively. Net realized gains on investments before taxes were $19.7 million and $14.7 million during the first quarter of 1997 and 1996 respectively. Net realized gains in 1997 and 1996 primarily resulted from sales of appreciated equity securities.


Investment Portfolio
--------------------

The Company's investment portfolio decreased $25.7 million, to $1,579.5 million during the quarter, from $1,605.2 million at December 31, 1996. Debt securities increased $28.4 million, to $1,426.7 million, from $1,398.3 million, and represented 90.3% and 87.1% of the carrying value of all investments at March 31, 1997 and December 31, 1996, respectively. This increase is consistent with the Company's strategy of increasing the level of debt securities in the portfolio. This was accomplished by reducing the level of equities in the portfolio, which resulted in a $53.8 million decrease in equity securities to $138.5 million in the first quarter of 1997. Tax-exempt securities represented 66.7% of total debt securities at March 31, 1997 compared to 69.9% at December 31, 1996. The Company may make modest extensions in portfolio incremental credit risk and adjustments to its taxable and tax-exempt positions in the future to seek to maximize after tax income

The unrealized appreciation in the investment portfolio at March 31, 1997 was $51.9 million compared to $92.8 million at December 31, 1996. Unrealized depreciation in the quarter was $24.3 million for bonds, and unrealized depreciation on equity securities and other investments was $16.6 million.


Liquidity and Capital Resources
-------------------------------

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

Net cash provided by operating activities, for the quarter ended March 31, 1997, was $2.4 million compared to $1.3 million in the prior year period.

                                  11
======================================================================

Net cash provided by investing activities for the Company was $10.2 million and $6.5 million for the first quarters ended 1997 and 1996, respectively. The increase in net cash provided by investing activities was attributable to decreased purchases of debt securities.

Net cash used for financing activities for the Company was $1.8 million and $4.0 million, for the first quarters of 1997 and 1996, respectively. This decrease in net cash used for financing activities was due to the repurchase of $2.2 million of treasury stock in 1996.

Shareholders' equity was $754.4 million at March 31, 1997, compared to $754.5 million at December 31, 1996, both $21.39 per share resulting from higher net income offset by unrealized depreciation on investments. Changes in shareholders' equity related to the unrealized values of underlying portfolio investments will continue to be volatile as market prices of debt securities fluctuate with changes in the interest rate environment.

The Company expects to continue to pay dividends in the foreseeable future. However, payment of future dividends is subject to the Board of Directors' approval and is dependent, among other things, upon earnings and the financial condition of the Company.

Based on current trends, the Company expects to continue to generate sufficient positive operating cash to meet all short-term and long-
term  cash  requirements.  The Company  maintains  a  high  degree  of liquidity within the investment portfolio in fixed maturity investments, common stock and short-term investments.


Forward-Looking Statements
--------------------------

The Company wishes to caution readers that the following important factors, among others, in some cases have affected and in the future could affect, the Company's actual results and could cause the Company's actual results for 1997 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. When used in the MD&A discussion, the words "believes," "anticipated," "expects" and similar expressions are intended to identify forward-looking statements. See "Important Factors Regarding Forward-Looking Statements" filed as Exhibit 99.1 to the Company's 1996 Annual Report to Shareholders and incorporated herein by reference.

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




                                  12
======================================================================



                       PART II - OTHER INFORMATION

                                ITEM 6

                    Exhibits and Reports  on Form 8-K


(a)       Exhibits

          EX-11     Statement regarding computation of per share earnings.

          EX-27     Financial Data Schedule

           .
(b)       Reports on Form 8-K

          None



                                  13
======================================================================


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Citizens Corporation
                              Registrant




Dated     May 14, 1997         /s/ John F.O'Brien
                               ------------------------------------------
                               John F. O'Brien
                               President and Chief Executive Officer, and
                               Chairman of the Board




Dated     May 14, 1997         /s/ Edward J.Parry, III
                               ------------------------------------------
                               Edward J. Parry, III
                               Vice President, Chief Financial Officer,
                               Treasurer and Principal Accounting Officer






                                  14
======================================================================