Form 10-Q
period 1997-06-30
CITIZENS CORP /DE/
filed 1997-08-14
CIK 895469

FORM 10-Q

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549


 (Mark One)
     [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended:       June 30, 1997

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

                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 35,269,100 Shares of Common Stock Outstanding, as of August 1, 1997.


                                  16
                         Total Number of Pages


                                  1
=====================================================================


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


                                  2
=====================================================================





                    PART 1 - FINANCIAL INFORMATION

                     ITEM 1 - FINANCIAL STATEMENTS

                         CITIZENS CORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME

                                                                   (Unaudited)         (Unaudited)
                                                                  Quarter Ended      Six Months Ended
                                                                     June 30,            June 30,
(In millions, except per share data)                              1997      1996      1997     1996
                                                                --------  --------  --------  -------
Revenues
 Net premiums written                                           $ 208.0   $ 205.9   $ 419.9   $ 421.8

 Change in unearned premiums, net
   of prepaid reinsurance premiums                                 (2.1)     (5.2)     (0.1)      6.2
                                                                --------  --------  --------  --------
 Net premiums earned                                              210.1     211.1     420.0     415.6
 Net investment income                                             26.1      21.2      49.7      40.8
 Net realized (losses) gains on investments                        (0.6)      0.3      19.1      15.0
 Other income                                                       1.5       1.8       3.0       3.4
                                                                --------  --------  --------  --------
    Total revenues                                                237.1     234.4     491.8     474.8



Expenses
 Losses and loss adjustment expenses                              158.7     162.6     317.2     316.8
 Policy acquisition and other operating expenses                   56.2      55.0     114.5     111.2
 Policyholders' dividends                                           1.8       1.8       3.4       3.6
                                                                --------  --------  --------  --------
    Total expenses                                                216.7     219.4     435.1     431.6
                                                                --------  --------  --------  --------


 Income before federal income taxes                                20.4      15.0      56.7      43.2

Federal income tax expense                                          3.8       2.9      11.7       8.6
                                                                --------  --------  --------  --------
Net Income                                                      $  16.6   $  12.1   $  45.0   $  34.6
                                                                ========  ========  ========  ========

Per share data

  Net income                                                     $ 0.47   $  0.34   $  1.27   $  0.97
                                                                ========  ========  ========  ========

Dividends declared to shareholders                               $ 0.05   $  0.05   $  0.10   $  0.10
                                                                ========  ========  ========  ========

Weighted average shares outstanding                                35.3      35.6      35.3      35.7
                                                                ========  ========  ========  ========


            The accompanying notes are an integral part of these financial statements.




                                    3
==========================================================================


                         CITIZENS CORPORATION
                      CONSOLIDATED BALANCE SHEETS


                                                              (Unaudited)
(In millions, except per share data)                            June 30,       December 31,
                                                                  1997            1996
Assets                                                        ----------       ----------
Investments:
 Debt securities available-for-sale, at fair value            $  1,451.0       $  1,398.3
  (Amortized cost of $1,417.9 and $1,366.9)
 Equity securities available-for-sale, at fair value               163.1            192.3
  (Cost of $95.4 and $132.3)
 Other investments, at fair value (Cost of                          15.5             14.6
  $15.3 and 13.2)                                             ----------       ----------
  Total investments                                              1,629.6          1,605.2
 Cash and cash equivalents                                          39.3             36.1
 Accrued investment income                                          26.0             25.3
 Premiums receivable                                               137.7            140.3
 Reinsurance recoverable on paid and unpaid balances               488.4            476.8
 Prepaid reinsurance premiums                                       66.9             62.8
 Deferred policy acquisition expenses                               54.5             54.3
 Deferred federal income taxes                                      22.7             25.4
 Other assets                                                       69.6             76.8
                                                              ----------       ----------
   Total assets                                               $  2,534.7       $  2,503.0
                                                              ==========       ==========


Liabilities and Shareholders' Equity
Liabilities:
 Reserve for losses and loss adjustment expenses              $  1,232.5       $  1,238.5
 Unearned premiums                                                 366.3            362.3
 Other liabilities                                                 134.7            147.7
                                                              ----------       ----------
   Total liabilities                                             1,733.5          1,748.5
                                                              ----------       ----------

Shareholder's Equity
 Series A preferred stock, $0.01 par value per share;
   authorized 10.0 million shares; none issued or
   outstanding in 1997 and 1996                                        -                -
 Common stock, par value $0.01 per share;
   authorized 100.0 million shares; issued 36.1                      0.4              0.4
   million shares
 Additional paid-in capital                                        156.1            156.1
 Retained earnings                                                 594.0            552.5
 Unrealized appreciation on investments, net of
   deferred federal income taxes                                    65.7             60.5
 Treasury stock, at cost (0.8 million shares in 1997               (15.0)           (15.0)
   and 1996)                                                  ----------       ----------
    Total shareholder's equity                                     801.2            754.5
                                                              ----------       ----------
     Total liabilities and shareholder's equity               $  2,534.7       $  2,503.0
                                                              ==========       ==========


         The accompanying notes are an integral part of these financial statements.



                                    4
==========================================================================


                         CITIZENS CORPORATION
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                 (Unaudited)
                                                               Six Months Ended
(In millions)                                                      June 30,
                                                                1997      1996
                                                              --------  --------
Preferred stock
 Balance at beginning and end of period                              -         -
                                                              --------  --------

Common stock
 Balance at beginning and end of period                       $    0.4    $  0.4
                                                              --------  --------

Additional paid-in capital
 Balance at beginning and end of period                          156.1     156.1


Retained earnings
 Balance at beginning of period                                  552.5     475.5
 Net income                                                       45.0      34.6
 Dividends declared to shareholders                               (3.5)     (3.5)
                                                              --------  --------
 Balance at end of period                                        594.0     506.6
                                                              --------  --------

Unrealized appreciation on investments, net
 Balance at beginning of period                                   60.5      54.7
 Appreciation (depreciation) during the period                     8.0     (30.8)
 (Provision) benefit for deferred federal income taxes            (2.8)     10.8
                                                              --------  --------
 Balance at end of period                                         65.7      34.7
                                                              --------  --------

Treasury stock
 Balance at beginning of period                                  (15.0)     (3.9)
 Shares purchased at cost                                            -     (10.8)
                                                              --------  --------
 Balance at end of period                                        (15.0)    (14.7)
                                                              --------  --------

Total shareholders' equity                                    $  801.2  $  683.1
                                                              ========  ========



        The accompanying notes are an integral part of these financial statements.


                                    5
==========================================================================


                         CITIZENS CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                     (Unaudited)
                                                                  Six Months Ended
(In millions)                                                          June 30,
                                                                   1997       1996
                                                                ---------   --------

Cash flows from operating activities
Net income                                                        $  45.0    $  34.6

Adjustments to reconcile net income to
 net cash provided by operating activities:
  Net realized gains on investments                                 (19.1)     (15.0)
  Deferred federal income tax (benefit) provision                    (0.1)       0.7
  Change in assets and liabilities:
   Deferred policy acquisition expenses                              (0.2)      (2.3)
   Premiums and notes receivable, net of                             (0.6)      (2.2)
     reinsurance premiums
   Unearned premiums, net of prepaid                                 (0.1)       6.2
     reinsurance premiums
   Reserve for losses and loss adjustment expenses,                 (17.6)       8.2
     net of reinsurance recoverable
   Other, net                                                        (5.2)     (16.2)
                                                                ---------   --------
    Net cash provided by operating activities                         2.1       14.0
                                                                ---------   --------


Cash flows from investing activities
 Proceeds from sale of available-for-sale debt                      220.4      241.9
   securities
 Proceeds from available-for-sale debt                               39.4       90.1
   securities maturing or called
 Proceeds from sale of available-for-sale                            59.2       64.4
   equity securities and other investments
 Purchases of available-for-sale debt securities                   (311.9)    (401.6)
 Purchases of sale of available-for-sale                             (5.6)     (22.0)
   equity securities and other investments
 Change in net receivable from securities                             3.7        5.9
   transactions not settled
 Other investing activities                                          (0.6)      (1.2)
                                                                ---------   --------
    Net cash provided by (used for) investing activities              4.6      (22.5)
                                                                ---------   --------


Cash flows from financing activities
 Dividends paid to shareholders                                      (3.5)      (3.5)
 Treasury stock purchased, at cost                                      -      (10.8)
                                                                ---------   --------
    Net cash used for financing activities                           (3.5)     (14.3)
                                                                ---------   --------

Change in cash and cash equivalents                                   3.2      (22.8)
Cash and cash equivalents at beginning of period                     36.1       59.1
                                                                ---------   --------
Cash and cash equivalents at end of period                        $  39.3    $  36.3
                                                                =========   ========


     The accompanying notes are an integral part of these financial statements




                                    6
==========================================================================



                        CITIZENS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements of Citizens Corporation ("the Company") have been prepared in accordance with generally accepted accounting principles applicable to stock property and casualty insurance companies for interim financial information and with the requirements of Form 10-Q. Certain prior year amounts have been reclassified to conform with the current year's presentation.

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

2. Earnings per Share

Earnings per share are based on the weighted average number of common shares and common share equivalents. The Board of Directors authorized the repurchase of 1.8 million shares or slightly less than five percent of its issued common stock and has purchased a total of
0.8 million shares since the implementation of the repurchase program in 1995. As of June 30, 1997, the Company is holding these shares as treasury stock for the purpose of funding current and future stock option awards and for other purposes.

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






                                  7
=========================================================================



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

Results of Operations
---------------------
Net income

Net income for the quarter ended June 30, 1997, was $16.6 million, or $0.47 per share, compared to $12.1 million, or $0.34 per share, for the quarter ended June 30, 1996. Excluding net realized losses and restructuring charges, both net of taxes, net income increased $6.0 million, to $17.9 million for the quarter ended June 30, 1997, versus $11.9 million during the comparable period of 1996. The increase in net income is primarily attributable to an increase in net investment income of $4.9 million, in addition to a $2.8 million decrease in the underwriting loss. The growth in net investment income resulted primarily from an increase in average invested assets, the Company's shift to higher yielding debt securities, including longer durations and non-investment grade securities, and an increase in partnership income. The slight improvement in underwriting results is primarily due to a decrease in catastrophe losses of $12.7 million and favorable workers' compensation claims activity in both current and prior accident years, partially offset by less favorable current year claims experience in the personal automobile line. Federal income tax expense increased $0.9 million, to $3.8 million, while the effective tax rate decreased to 18.6% in the quarter ended June 30, 1997 from 19.3% for the same period in 1996.

Net income for the six months ended June 30, 1997, was $45.0 million, or $1.27 per share, compared to $34.6 million, or $0.97 per share, for the six months ended June 30, 1996. Excluding realized gains and restructuring charges, both net of taxes, net income increased $8.7 million, to $33.5 million for the six months ended June 30, 1997, versus $24.8 million during the comparable period of 1996. The increase in net income is primarily attributable to an increase in net investment income of $8.9 million, increase in realized gains of $4.1 million and a $2.0 million decrease in the underwriting loss. The growth in net investment income resulted primarily from an increase in average invested assets, the Company's shift to higher yielding debt securities, including longer durations and non-investment grade securities, and an increase in partnership income. Realized gains were $19.1 million for the six months ended June 30, 1997 versus $15.0 million for the same period ended June 30, 1996. The slight improvement in underwriting results is primarily due to a decrease in catastrophe losses of $12.1 million and favorable workers' compensation claims activity in both current and prior accident years, partially offset by less favorable current year claims experience in the commercial multiple peril and homeowners lines. Federal income tax expense increased $3.1 million, to $11.7 million, while the effective tax rate increased to 20.6% in the six months ended June 30, 1997 from 19.9% for the same period in 1996.


Revenues

Net premiums earned decreased $1.0 million, or 0.5%, to $210.1 million for the quarter ended June 30, 1997, resulting from a $7.1 million decrease in the Company's commercial lines partially offset by a $6.1 million increase in the Company's personal lines. Net premiums earned increased $4.4 million, or 1.1%, to $420.0 million for the six months ended June 30, 1997, resulting from an increase of $14.7 million in the Company's personal segments and a decrease of $10.3 million in the Company's commercial segments. Contributing to premium growth are an increase in net premiums earned of $6.6 million in Ohio and Indiana resulting from expansion in these states, a nonrecurring $3.0 million decrease in premiums ceded to the Michigan Catastrophic Claims Association (MCCA) in the first quarter of 1997, and an increase in personal automobile and homeowners rates. These factors were partially offset by rate reductions in the workers' compensation line where competitive conditions continue in Michigan.



                                  8
=========================================================================

Segment Results
---------------

Personal segment

Personal segment premiums represented 68.2% and 65.0% of total net premiums earned for the quarters ended June 30, 1997 and 1996, respectively, and 68.3% and 65.5% of total net premiums earned for the six months ended June 30, 1997 and 1996, respectively.





                                                     ------------------------------------------
For the Periods Ended                                      Three Months          Six Months
June 30, (in millions)                                   1997       1996       1997      1996
                                                     ------------------------------------------

Net premiums earned                                  $  143.3   $  137.2   $  287.0   $ 272.3

Losses and loss adjustment expenses                     107.9      103.4      221.7     210.0

Policy acquisition and other underwriting expenses       37.7       37.0       77.2      74.2
                                                     ---------  ---------  ---------  ---------
Underwriting loss                                     $  (2.3)   $  (3.2)  $  (11.9) $  (11.9)
                                                     =========  =========  =========  =========




Personal segment net premiums earned increased $6.1 million, or 4.4%, to $143.3 million for the quarter ended June 30, 1997, from $137.2 million for the quarter ended June 30, 1996. Personal segment net premiums earned increased $14.7 million, or 5.4%, to $287.0 million for the six months ended June 30, 1997, from $272.3 million for the six months ended June 30, 1996. This increase is primarily attributable to a decrease in premiums ceded to the MCCA and to rate increases in personal automobile and homeowners. The non-recurring decrease in premiums ceded to MCCA was a result of a lower surcharge effective January 1, 1997 for personal automobile policies written. These factors were partially offset by a 0.8% decrease in policies in force in the personal automobile line since June 30, 1996, attributable to continued strong competition in Michigan.

The personal segment underwriting loss was $2.3 million and $3.2 million for the quarters ended June 30, 1997 and 1996, respectively. Catastrophe losses decreased $11.4 million over the prior year second quarter, primarily in the homeowners line. This was partially offset by an increase in claim severity in the personal automobile line for the current accident year. Policy acquisition and other underwriting expenses increased $0.7 million, or 1.9%, to $37.7 million, reflecting the growth in net premiums earned and increased technology expenses, partially offset by reductions in employee related expenses.

The personal segment underwriting loss was $11.9 million for the six months ended both, June 30, 1997 and 1996. Catastrophe losses decreased $10.2 million over the prior year, primarily in the homeowners line. This was partially offset by an increase in claim severity in the homeowners line for the current accident year, primarily in the first quarter. Policy acquisition and other underwriting expenses increased $3.0 million, or 4.0%, to $77.2 million, reflecting the growth in net premiums earned and increased technology expenses, partially offset by reductions in employee related expenses.





                                  9
=========================================================================


Commercial segment

Commercial segment premiums represented 31.8% and 35.0% of total net premiums earned for the quarters ended June 30, 1997 and 1996, respectively. Commercial segment premiums represented 31.7% and 34.5% of the total net premiums earned for the six months ended June 30, 1997 and 1996 respectively.



                                                     ------------------------------------------
For the Periods Ended                                     Three Months          Six Months
June 30, (in millions)                                    1997      1996       1997       1996
                                                     ------------------------------------------

Net premiums earned                                    $  66.8   $  73.9   $  133.0   $  143.3

Losses and loss adjustment expenses                       49.4      59.2       94.1      106.8

Policy acquisition and other underwriting expenses        17.6      16.8       35.3       34.7

Policyholders' dividends                                   1.8       1.8        3.4        3.6
                                                     ---------  ---------  ---------  ---------
Underwriting (loss) profit                             $  (2.0)  $  (3.9)  $    0.2   $   (1.8)
                                                     =========  =========  =========  =========




Commercial segment net premiums earned decreased $7.1 million, or 9.6%, to $66.8 million for the quarter ended June 30, 1997 from $73.9 million for the quarter ended June 30, 1996. Commercial segment net premiums earned decreased $10.3 million, or 7.2%, to $133.0 million for the six months ended June 30, 1997 from $143.3 million for the six months ended June 30, 1996. This decrease is attributable to rate decreases in rates for workers' compensation, resulting from continued competitive conditions in Michigan in this line. Rates in the workers' compensation line were decreased 6.4% and 8.7% effective June 1, 1996 and March 1, 1997, respectively. Management believes competitive conditions in Michigan in the workers' compensation line may impact future growth in net premiums earned.

The commercial segment underwriting loss was $2.0 million and $3.9 million for the quarters ended June 30, 1997 and 1996, respectively. Losses and LAE in the workers' compensation line decreased $12.2 million, or 54.2%, to $10.3 million primarily as a result of favorable claims activity in both current and prior accident years. Policy acquisition and other underwriting expenses increased $0.8 million, or 4.8%, to $17.6 million, reflecting increased technology expenses in 1997.

The commercial segment underwriting profit was $0.2 million for the six months ended June 30, 1997, compared to a $1.8 million underwriting loss for the six months ended June 30, 1996. Losses and LAE in the workers' compensation line decreased $17.7 million, or 42.1%, to $24.3 million primarily as a result of favorable claims activity in both current and prior accident years. Additionally, the Company experienced less favorable claims experience in the commercial multiple peril line. Policy acquisition and other underwriting expenses increased $0.6 million, or 1.7%, to $35.3 million, reflecting increased technology expenses in 1997.


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



                                  10
=========================================================================




For the period ended June 30,   (in millions)                  1997             1996
                                                          ------------------------------

Reserve for losses and LAE, beginning of period            $  1,238.5       $  1,291.6

Reserve for losses and LAE, net of reinsurance recoverable:

     Provision for insured events of the                        352.8            331.1
     current period

     Decrease in provision for insured events of                (35.6)           (14.3)
     prior years
                                                           -----------      -----------
Total incurred losses and LAE                                   317.2            316.8



Payments, net of reinsurance recoverable:

     Losses and LAE attributable to insured events of           157.6            146.6
     current period

     Losses and LAE attributable to insured events of           170.8            155.2
     prior years
                                                           -----------      -----------
Total payments                                                  328.4            301.8



Change in reinsurance recoverable on unpaid losses                5.2             21.0
                                                           -----------      -----------


Reserve for losses and LAE, end of period                  $  1,232.5       $  1,327.6
                                                           ===========      ===========





As part of an ongoing process, the reserves have been re-estimated for all prior accident years and were decreased by $35.6 million, and $14.3 million, for the six months ended June 30, 1997 and 1996, respectively. The favorable reserve development in both years primarily reflects the initiatives taken by the Company to manage medical costs in the personal automobile and workers' compensation lines, as well as the impact of the Michigan Supreme Court ruling on workers' compensation indemnity payments, which decreases the maximum amount to be paid for indemnity cases on all existing and future claims.

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

Investment Results
------------------

Net investment income before taxes was $26.1 million and $21.2 million for the quarters ended June 30, 1997 and 1996, respectively. The increase is the result of an increase in average invested assets, the Company's portfolio shift from equity securities to higher yielding debt securities, including longer duration and non-investment grade securities, and increased income from limited partnership investments of $1.9 million. The average pre-tax yields on debt securities were 6.8% in 1997 and 6.2% in 1996. Net investment income after taxes was $21.2 million and $17.9 million for the quarters ended June 30, 1997 and 1996, respectively. Net realized losses on investments before taxes were $0.6 million during the second quarter of 1997 and net realized gains on investments before taxes were $0.3 million in 1996.




                                  11
=========================================================================



Net  investment  income  before taxes was  $49.7  million  and  $40.8
million   for  the  six  months  ended  June  30,  1997   and   1996,
respectively. The increase is the result of an increase in average invested assets, the Company's portfolio shift from equity securities to higher yielding debt securities, including longer duration and non-investment grade securities, and to increased income from limited partnership investments of $2.2 million. The average pre-tax yields
on  debt  securities  were  6.8% in  1997  and  6.1%  in  1996.   Net
investment income after taxes was $41.0 million and $34.1 million for
the  six  months  ended  June 30, 1997 and 1996,  respectively.   Net
realized  gains  on investments before taxes were $19.1  million  and
$15.0  million  during  the  first  six  months  of  1997  and   1996
respectively. Net realized gains in 1997 and 1996 primarily resulted from sales of appreciated equity securities.

Investment Portfolio
--------------------

The Company's investment portfolio increased $24.4 million, to $1,629.6 million during the first six months of 1997, from $1,605.2 million at December 31, 1996. Debt securities increased $52.7 million, to $1,451.0 million, from $1,398.3 million, and represented 89.0% and 87.1% of the carrying value of all investments at June 30, 1997 and December 31, 1996, respectively. This increase is consistent with the Company's strategy of increasing the level of debt securities in the portfolio. This was accomplished by reducing the level of equities in the portfolio, which resulted in a $29.2 million decrease in equity securities to $163.1 million in the as of June 30, 1997. Tax-exempt securities represented 65.5% of total debt securities at June 30, 1997 compared to 69.9% at December 31, 1996. The Company may make modest extensions in portfolio incremental credit risk and adjustments to its taxable and tax-exempt positions in the future to seek to maximize after tax income

The unrealized appreciation in the investment portfolio at June 30, 1997 was $101.0 million compared to $92.8 million at December 31, 1996. Unrealized appreciation during the first six months of the year was $1.7 million for bonds, and unrealized appreciation on equity securities and other investments was $6.5 million.


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

Net cash provided by operating activities, for the six months ended June 30, 1997, was $2.1 million compared to $14.0 million in the prior year period. This decrease is primarily attributable to an increase in claim payments during the first six months of 1997.

Net cash provided by (used for) investing activities for the Company was $4.6 million and ($22.5) million for the first six months of 1997 and 1996, respectively. The increase in net cash provided by investing activities was attributable to decreased purchases of debt securities.

Net cash used for financing activities for the Company was $3.5 million and $14.3 million, for the first six months of 1997 and 1996, respectively. This decrease in net cash used for financing activities was due to the repurchase of $10.8 million of treasury stock in 1996.

Shareholders' equity was $801.2 million, or $22.72 per share at June 30, 1997, compared to $754.5, or $21.39 per share at December 31, 1996, resulting from higher net income and unrealized appreciation on investments. Changes in shareholders' equity related to the unrealized values of underlying portfolio investments will continue to be volatile as market prices of debt securities fluctuate with changes in the interest rate environment.




                                  12
=========================================================================




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

Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward looking statements include among others, the following possibilities: (i) adverse catastrophe experience and severe weather; (ii) adverse loss development for events the Company insured in prior years; (iii) heightened competition, including the intensification of price competition, the entry of new competitors, and the introduction of new products by new and existing competitors;
(iv) adverse state and federal legislation, including decreases in rates, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates, limitations on the ability to manage care and utilization, liabilities related to tobacco products, and tax treatment of insurance products; (v) changes in interest rates causing a reduction of investment income or in the market value of interest rate sensitive investments; (vi) failure to obtain new customers, retain existing customers or reductions in policies in force by existing customers; (vii) higher service, administrative, or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (viii) loss or retirement of key executives; (ix) increases in medical costs, including increases in utilization, costs of medical services, pharmaceuticals, durable medical equipment and other covered items; (x) termination of provider contracts or renegotiation at less cost-effective rates or terms of payment; (xi) changes in the Company's liquidity due to changes in asset and liability matching; (xii) restrictions on insurance underwriting, based on certain criteria, (xiii) adverse changes in the ratings obtained by independent rating agencies such as Moody's, Standard and Poors and A.M. Best.





                                  13
=========================================================================




                      PART II - OTHER INFORMATION

                               ITEM 4
                               ------

         Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
The registrant's annual shareholders' meeting was held on May 20, 1997. All six directors nominated for re-election by the board of directors were named in the proxies for the meeting, which proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. The following individuals were elected to serve a one year term:



                             VOTES FOR     WITHHELD
                             ---------     --------
  James A. Cotter, Jr.      34,891,177       7,434
  Neal J. Curtin            34,890,077       8,534
  Dona Scott Laskey         34,889,877       8,734
  James R. McAuliffe        34,891,177       7,434
  John F. O'Brien           34,885,177      13,434
  Eric A. Simonsen          34,890,877       7,734

Shareholders ratified the appointment of Price Waterhouse LLP as the Independent Public Accountants of Citizens Corporation for 1997:
for 34,885,811; against 1,275; withheld 11,525.




                                  14
=========================================================================



                               ITEM 6
                               ------
                  Exhibits and Reports  on Form 8-K
                  ---------------------------------

(a)       Exhibits

          EX-11 Statement regarding computation of per share earnings.

          EX-27              Financial Data Schedule

 .
(b)       Reports on Form 8-K

          On July 11, 1997, a report on Form 8-K was filed under Item 5, Other Events, the Registrant's announcement that third quarter results will be impacted by an estimated $10 million in pre-tax
          catastrophe losses resulting   from tornadoes and windstorms
          which struck Michigan during the first week of July 1997.







                                  15
=========================================================================




                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        Citizens Corporation
                             Registrant




Dated     August 13, 1997            /s/ John F.O'Brien
          ---------------            -----------------------------
                                     John F. O'Brien
                                     President and Chief Executive
                                     Officer, and
                                     Chairman of the Board



Dated     August 13, 1997            /s/ Edward J. Parry, III
          ---------------            ------------------------------
                                     Edward J. Parry, III
                                     Vice President, Chief Financial
                                     Officer, Treasurer and Principal
                                     Accounting Officer






                                  16
=========================================================================