Form 10-Q
period 1997-09-30
CITIZENS CORP /DE/
filed 1997-11-14
CIK 895469

FORM 10-Q

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549


 (Mark One)
      [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended:       September 30, 1997

                                  OR


      [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
           For the transition period from:               to


                  Commission file number:    1-11714


                          CITIZENS CORPORATION
        (Exact name of registrant as specified in its charter)

                     Delaware                       04-3178765
       (State or other jurisdiction of           (I.R.S.Employer
        incorporation or organization)        Identification Number)


         440 Lincoln Street, Worcester, Massachusetts    01653
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

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 35,271,800 Shares of Common Stock Outstanding, as of October 1, 1997.


                                15
                       Total Number of Pages



                                    1
==========================================================================



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



                                    2
==========================================================================



                    PART 1 - FINANCIAL INFORMATION

                     ITEM 1 - FINANCIAL STATEMENTS

                         CITIZENS CORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME


                                                    (Unaudited)              (Unaudited)
                                                   Quarter Ended          Nine Months Ended
(In millions, except per share data)                September 30,            September 30,
                                                 1997         1996         1997        1996
                                              ---------    ---------    ---------   ---------
Revenues
 Net premiums written                        $   242.2    $   229.7    $   662.1   $   651.5
 Change in unearned premiums, net
   of prepaid reinsurance premiums                27.6         18.9         27.5        25.1
                                              ---------    ---------    ---------   ---------
 Net premiums earned                             214.6        210.8        634.6       626.4
 Net investment income                            25.2         23.6         74.9        64.4
 Net realized gains (losses) on investments        8.3         (0.8)        27.4        14.2
 Other income                                      1.6          1.2          4.6         4.6
                                              ---------    ---------    ---------   ---------
    Total revenues                               249.7        234.8        741.5       709.6

Expenses
 Losses and loss adjustment expenses             171.2        140.6        488.4       457.4
 Policy acquisition and other operating
   expenses                                       57.0         58.0        171.5       169.2
 Policyholders' dividends                          1.3          2.0          4.7         5.6
                                              ---------    ---------    ---------   ---------
    Total expenses                               229.5        200.6        664.6       632.2
                                              ---------    ---------    ---------   ---------


 Income before federal income taxes               20.2         34.2         76.9        77.4

Federal income tax expense                         2.9          7.1         14.6        15.7
                                              ---------    ---------    ---------   ---------
Net Income                                   $    17.3    $    27.1    $    62.3   $    61.7
                                              =========    =========    =========   =========


Per share data

  Net income                                 $    0.50    $    0.77    $    1.77   $    1.74
                                              =========    =========    =========   =========

Dividends declared to shareholders           $    0.05    $    0.05    $    0.15   $    0.15
                                              =========    =========    =========   =========

Weighted average shares outstanding               35.3         35.3         35.3        35.5
                                              =========    =========    =========   =========

           The accompanying notes are an integral part of these financial statements.




                                    3
==========================================================================



                         CITIZENS CORPORATION
                      CONSOLIDATED BALANCE SHEETS


                                                         (Unaudited)
(In millions, except per share data)                    September 30,   December 31,
                                                            1997            1996
                                                         -----------     -----------
Assets
Investments:
 Debt securities available-for-sale, at fair value      $   1,497.7     $   1,398.3
  (Amortized cost of $1,442.1 and $1,366.9)
 Equity securities available-for-sale, at fair value          177.5           192.3
  (Cost of $105.1 and $132.3)
 Other investments, at fair value                              15.9            14.6
  (Cost of $15.8 and $13.2)                              -----------     -----------
   Total investments                                        1,691.1         1,605.2
 Cash and cash equivalents                                     43.3            36.1
 Accrued investment income                                     24.7            25.3
 Premiums receivable                                          153.1           140.3
 Reinsurance recoverable on paid and unpaid balances          480.1           476.8
 Prepaid reinsurance premiums                                  67.6            62.8
 Deferred policy acquisition expenses                          57.9            54.3
 Deferred federal income taxes                                 16.5            25.4
 Other assets                                                  67.2            76.8
                                                         -----------     -----------
   Total assets                                        $    2,601.5     $   2,503.0
                                                         ===========     ===========

Liabilities and Shareholders' Equity
Liabilities:
 Reserve for losses and loss adjustment expenses       $    1,230.8      $  1,238.5
 Unearned premiums                                            394.6           362.3
 Other liabilities                                            141.5           147.7
                                                         -----------     -----------
   Total liabilities                                        1,766.9         1,748.5
                                                         -----------     -----------
Shareholder's Equity
Series A preferred stock, $0.01 par value per share;
   authorized 10.0 million shares; none issued or
   outstanding in 1997 and 1996                                   -               -
 Common stock, par value $0.01 per share;
   authorized 100.0 million shares; issued 36.1                 0.4             0.4
   million shares
 Additional paid-in capital                                   156.1           156.1
 Retained earnings                                            609.5           552.5
 Unrealized appreciation on investments, net of
   deferred federal income taxes                               83.5            60.5
 Treasury stock, at cost (0.8 million shares in 1997          (14.9)          (15.0)
   and 1996)                                             -----------     -----------
    Total shareholder's equity                                834.6           754.5
                                                         -----------     -----------
     Total liabilities and shareholder's equity         $   2,601.5      $  2,503.0
                                                         ===========     ===========

      The accompanying notes are an integral part of these financial statements.





                                    4
==========================================================================



                         CITIZENS CORPORATION
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                              (Unaudited)
                                                           Nine Months Ended
(In millions)                                                 September 30,
                                                           1997          1996
                                                        ----------    ----------
Preferred stock
 Balance at beginning and end of period                         -             -
                                                        ----------    ----------

Common stock
 Balance at beginning and end of period                $      0.4     $     0.4
                                                        ----------    ----------

Additional paid-in capital
 Balance at beginning and end of period                     156.1         156.1
                                                        ----------    ----------

Retained earnings
 Balance at beginning of period                             552.5         475.5
 Net income                                                  62.3          61.7
 Dividends declared to shareholders                          (5.3)         (5.3)
                                                        ----------    ----------
 Balance at end of period                                   609.5         531.9
                                                        ----------    ----------

Unrealized appreciation on investments, net
 Balance at beginning of period                              60.5          54.7
 Appreciation (depreciation) during the period               35.3         (19.7)
 (Provision) benefit for deferred federal income            (12.3)          6.9
   taxes                                                ----------    ----------
 Balance at end of period                                    83.5          41.9
                                                        ----------    ----------

Treasury stock
 Balance at beginning of period                             (15.0)         (3.9)
 Shares purchased at cost                                       -         (11.1)
 Shares reissued                                              0.1             -
                                                        ----------    ----------
 Balance at end of period                                   (14.9)        (15.0)
                                                        ----------    ----------

Total shareholders' equity                              $   834.6     $   715.3
                                                        ==========    ==========

     The accompanying notes are an integral part of these financial statements.




                                    5
==========================================================================



                         CITIZENS CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              (Unaudited)
                                                           Nine Months Ended
(In millions)                                                September 30,
                                                           1997          1996
                                                        ----------    ----------
Cash flows from operating activities
Net income                                              $    62.3     $    61.7
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Net realized gains on investments                          (27.4)       ( 14.2)
 Deferred federal income tax (benefit) provision             (3.4)          1.5
 Change in assets and liabilities:
  Deferred policy acquisition expenses                       (3.6)         (5.6)
  Premiums and notes receivable, net of reinsurance         (16.9)        (13.7)
    premiums
  Unearned premiums, net of prepaid reinsurance              27.5          25.1
    premiums
  Reserve for losses and loss adjustment expenses,
    net of reinsurance recoverable                           (11.0)         0.5
  Other, net                                                  7.7           3.2
                                                        ----------    ----------
   Net cash provided by operating activities                 35.2          58.5
                                                        ----------    ----------

Cash flows from investing activities
 Proceeds from sale of available-for-sale debt              284.2         315.6
    securities
 Proceeds from available-for-sale debt securities            71.1         139.2
    maturing or called
 Proceeds from sale of available-for-sale equity            115.1          69.8
    securities and other investments
 Purchases of available-for-sale debt securities           (431.3)       (572.5)
 Purchases of available-for-sale equity                     (63.8)        (35.9)
    securities and other investments
 Change in net receivable from securities                     3.7          32.1
    transactions not settled
 Other investing activities                                  (1.8)        ( 2.2)
                                                        ----------    ----------
            Net cash used for investing activities          (22.8)        (53.9)
                                                        ----------    ----------

Cash flows from financing activities
 Dividends paid to shareholders                              (5.3)         (5.3)
 Treasury stock purchased, at cost                              -         (11.1)
 Shares reissued                                              0.1             -
                                                        ----------    ----------
  Net cash used for financing activities                     (5.2)        (16.4)
                                                        ----------    ----------

Change in cash and cash equivalents                           7.2         (11.8)
Cash and cash equivalents at beginning of period             36.1          59.1
                                                        ----------    ----------
Cash and cash equivalents at end of period              $    43.3    $     47.3
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

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS No. 130). FAS No. 130 established standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement stipulates that comprehensive income reflect the change in equity of an enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income will thus represent the sum of net income and other comprehensive income, although FAS No. 130 does not require the use of the terms comprehensive income or other comprehensive income. The accumulated balance of other comprehensive income shall be displayed separately from retained earnings and additional paid-in capital in the statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997. The Company anticipates that the adoption of FAS No. 130 will result primarily in reporting unrealized gains and losses on investments in debt and equity securities in comprehensive income.

2. Earnings per Share

Earnings per share are based on the weighted average number of common shares and common share equivalents. The Board of Directors authorized the repurchase of 1.8 million shares or slightly less than five percent of its issued common stock and has purchased a total of 0.8 million shares since the implementation of the repurchase program in 1995. As of September 30, 1997, the Company is holding these shares as treasury stock for the purpose of funding current and future stock option awards and for other purposes.

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



                                    7
==========================================================================



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

Results of Operations
---------------------

Net income

Net income for the quarter ended September 30, 1997, was $17.3 million, or $0.50 per share, compared to $27.1 million, or $0.77 per share, for the quarter ended September 30, 1996. Excluding realized gains (losses) and restructuring charges, both net of taxes, net income decreased $15.5 million, to $12.2 million for the quarter ended September 30, 1997, versus $27.7 million during the comparable period of 1996. The decrease in net income is primarily attributable to a decrease in the underwriting profit of $24.5 million, offset by an increase in net realized gains of $9.1 million and a decrease in federal income tax expense. The decline in underwriting results is primarily due to an increase in catastrophe losses of $12.9 million, lower net premiums earned in the workers' compensation line, less favorable prior year claims experience in the personal automobile line, and less favorable current year claims experience in the commercial multiple peril and commercial automobile lines. Net investment income increased $1.6 million reflecting the growth in invested assets and higher yields on debt securities partially offset by lower income from limited partnerships. Federal income tax expense decreased $4.2 million, to $2.9 million, while the effective tax rate decreased to 14.1% in the quarter ended September 30, 1997 from 20.8% for the same period in 1996.

Net income for the nine months ended September 30, 1997, was $62.3 million, or $1.77 per share, compared to $61.7 million, or $1.74 per share, for the nine months ended September 30, 1996. Excluding realized gains and restructuring charges, both net of taxes, net income decreased $6.8 million, to $45.7 million for the nine months ended September 30, 1997, versus $52.5 million during the comparable period of 1996. The increase in net income is primarily attributable to an increase in realized gains of $13.2 million and an increase in net investment income of $10.5 million, offset by a $22.5 million increase in the underwriting loss. The growth in net investment income resulted primarily from an increase in average invested assets and the Company's shift to higher yielding debt securities, including longer durations and non-investment grade securities. The decline in underwriting results is primarily due to lower net premiums earned in the workers' compensation line and less favorable current year claims experience in the commercial multiple peril line. Federal income tax expense decreased $1.1 million, to $14.6 million, while the effective tax rate decreased to 18.9% in the nine months ended September 30, 1997 from 20.3% for the same period in 1996.


Revenues

Net premiums earned increased $3.8 million, or 1.8%, to $214.6 million for the quarter ended September 30, 1997, resulting from a $4.7 million increase in the Company's personal lines partially offset by a $0.9 million decrease in the Company's commercial lines. Net premiums earned increased $8.2 million, or 1.3%, to $634.6 million for the nine months ended September 30, 1997, resulting from an increase of $19.4 million in the Company's personal segments and a decrease of $11.2 million in the Company's commercial segments. Contributing to premium growth are an increase in net premiums earned of $11.3 million in Ohio and Indiana resulting from expansion in these states, a nonrecurring $3.0 million decrease in premiums ceded to the Michigan Catastrophic Claims Association (MCCA) in the first quarter of 1997, and an increase in personal automobile and homeowners rates. These factors were partially offset by rate reductions in the workers' compensation line, where competitive conditions continue in Michigan.



                                    8
==========================================================================



Segment Results
---------------

Personal segment

Personal segment premiums represented 67.9% and 66.9% of total net premiums earned for the quarters ended September 30, 1997 and 1996, respectively, and 68.2% and 66.0% of total net premiums earned for the nine months ended September 30, 1997 and 1996, respectively.


                                                       --------------------    --------------------
For the Periods Ended                                       Three Months            Nine Months
September 30, (in millions)                               1997       1996        1997        1996
                                                       --------------------    --------------------

Net premiums earned                                     $  145.7   $  141.0     $  432.7   $  413.3

Losses and loss adjustment expenses                        113.9       95.6        335.6      305.6

Policy acquisition and other underwriting expenses
                                                            37.3       38.5        114.5      112.7
                                                       --------------------    --------------------
Underwriting (loss) gain                                $   (5.5)    $  6.9     $  (17.4)   $  (5.0)
                                                       ====================    ====================


Personal segment net premiums earned increased $4.7 million, or 3.3% to $145.7 million for the quarter ended September 30, 1997, from $141.0 million for the quarter ended September 30, 1996. Personal segment net premiums earned increased $19.4 million, or 4.7%, to $432.7 million for the nine months ended September 30, 1997, from
$413.3 million for the nine months ended September 30, 1996. This increase is primarily attributable to rate increases in the personal automobile and homeowners lines, a 3.2% increase in policies in force in the homeowners line, and a decrease in premiums ceded to the MCCA. The non-recurring decrease in premiums ceded to MCCA was a result of a lower surcharge effective January 1, 1997 for personal automobile policies written. These factors were partially offset by a 0.5%
decrease in policies in force in the personal automobile line since September 30, 1996, attributable to continued strong competition in Michigan.

The personal segment underwriting loss was $5.5 million for the quarter ended September 30, 1997 compared to an underwriting gain of $6.9 million for the quarter ended September 30, 1996. The decline in underwriting results is primarily due to an increase in catastrophe losses of $9.2 million, primarily in the homeowners line, and less favorable claims activity in prior accident years in the personal automobile line. Policy acquisition and other underwriting expenses decreased $1.2 million, or 3.1%, to $37.3 million, reflecting reductions in employee related expenses, partially offset by an increase in policy acquisition expenses reflecting the growth in net premiums earned.

The personal segment underwriting loss was $17.4 million for the nine months ended September 30, 1997 compared to $5.0 million in the comparable 1996 period. The decline in underwriting results is primarily due to less favorable claims activity in prior accident years in the personal automobile line. Additionally, the Company experienced an increase in claim severity in the homeowners line for the current accident year, primarily in the first quarter. Policy acquisition and other underwriting expenses increased $1.8 million, or 1.6%, to $114.5 million, reflecting the growth in net premiums earned, partially offset by reductions in employee related expenses.



                                    9
==========================================================================



Commercial segment

Commercial segment premiums represented 32.1% and 33.1% of total net premiums earned for the quarters ended September 30, 1997 and 1996, respectively. Commercial segment premiums represented 31.8% and 34.0% of the total net premiums earned for the nine months ended September 30, 1997 and 1996 respectively.


                                                       --------------------    --------------------
For the Periods Ended                                       Three Months           Nine Months
September 30, (in millions)                                1997       1996        1997        1996
                                                       --------------------    --------------------

Net premiums earned                                      $  68.9    $  69.8    $  201.9    $  213.1

Losses and loss adjustment expenses                         57.3       45.0       151.4       151.8

Policy acquisition and other underwriting expenses
                                                            18.2       18.6        53.5        53.3

Policyholders' dividends                                     1.3        2.0         4.7         5.6
                                                       --------------------    --------------------
Underwriting (loss) profit                               $  (7.9)    $  4.2     $  (7.7)     $  2.4
                                                       ====================    ====================



Commercial segment net premiums earned decreased $0.9 million, or 1.3%, to $68.9 million for the quarter ended September 30, 1997 compared to $69.8 million for the quarter ended September 30, 1996. Commercial segment net premiums earned decreased $11.2 million, or 5.3%, to $201.9 million for the nine months ended September 30, 1997 from $213.1 million for the nine months ended September 30, 1996. This decrease is attributable to decreases in rates for workers' compensation, resulting from continued competitive conditions in Michigan, partially offset by growth in the commercial multiple peril and commercial automobile lines. Rates in the workers' compensation line were decreased 6.4% and 8.7% effective June 1, 1996 and March 1, 1997, respectively. Management believes competitive conditions in Michigan in the workers' compensation line may impact future growth in net premiums earned.

The commercial segment underwriting loss was $7.9 million for the quarter ended September 30, 1997 compared to a profit of $4.2 million in September 30, 1996. The decline in underwriting results is primarily attributable to lower net premiums earned in the workers' compensation line, an increase in catastrophe losses of $3.7 million, primarily in the commercial multiple peril line, and increased current year claim severity in the commercial multiple peril and commercial automobile lines. Policy acquisition and other underwriting expenses decreased $0.4 million, or 2.2%, to $18.2 million, reflecting reductions in employee related expenses in 1997.

The commercial segment underwriting loss was $7.7 million for the nine months ended September 30, 1997, compared to an underwriting gain of $2.4 million for the same period 1996. The decline in underwriting results is primarily attributable to lower net premiums earned in the workers' compensation line and increased current year claim severity in the commercial multiple peril line, partially offset by an increase in favorable development of prior year claims in the workers' compensation line. Policy acquisition and other underwriting expenses increased $0.2 million, or 0.4%, to $53.5 million, reflecting increased technology expenses partially offset by reductions in employee related expenses in 1997.



                                   10
==========================================================================



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


For the period ended September 30, (in millions)             1997           1996
                                                        ------------   ------------

Reserve for losses and LAE, beginning of period          $   1,238.5    $   1,291.6

Reserve for losses and LAE, net of reinsurance recoverable:

     Provision for insured events of the current               526.2          483.4
     period

     Decrease in provision for insured events of prior         (37.8)         (26.0)
     years
                                                        ------------   ------------
Total incurred losses and LAE                                  488.4          457.4



Payments, net of reinsurance recoverable:

     Losses and LAE attributable to insured events of          272.9          249.3
     current period

     Losses and LAE attributable to insured events of          223.7          201.7
     prior years
                                                        ------------   ------------
Total payments                                                 496.6          451.0


Change in reinsurance recoverable on unpaid losses               0.5           24.0
                                                        ------------   ------------

Reserve for losses and LAE, end of period                $   1,230.8    $   1,322.0
                                                        ============   ============



As part of an ongoing process, the reserves have been re-estimated for all prior accident years and were decreased by $37.8 million and $26.0 million, for the nine months ended September 30, 1997 and 1996, respectively. The favorable reserve development in both years primarily reflects the initiatives taken by the Company to manage medical costs in the personal automobile and workers' compensation lines, as well as the impact of the Michigan Supreme Court ruling on workers' compensation indemnity payments, which decreases the maximum amount to be paid for indemnity cases on all existing and future claims. The decrease in reserves for all prior accident years was $2.2 million, and $11.7 million, for the three months ended September 30, 1997 and 1996, respectively. The Company believes reduced favorable reserve development may continue to impact future earnings.

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



                                   11
==========================================================================



Investment Results
------------------

Net investment income before taxes was $25.2 million and $23.6 million for the quarters ended September 30, 1997 and 1996, respectively. The increase is the result of an increase in average invested assets and the Company's portfolio shift from equity securities to higher yielding debt securities, including longer duration and non-investment grade securities, partially offset by a $2.2 million decrease in income from limited partnership investments. Investment income for the quarter ended September 30, 1996 included the result of a change in estimated equity earnings from a limited partnership of $2.6 million. The average pre-tax yields on debt securities were 6.7% in 1997 and 6.5% in 1996. Net investment income after taxes was $20.8 million and $19.2 million for the quarters ended September 30, 1997 and 1996, respectively. Net realized gains on investments before taxes were $8.3 million during the third quarter of 1997 and net realized losses on investments before taxes were $0.8 million in 1996.

Net investment income before taxes was $74.9 million and $64.4 million for the nine months ended September 30, 1997 and 1996, respectively. The increase is the result of an increase in average invested assets and the Company's portfolio shift from equity securities to higher yielding debt securities, including longer duration and non-investment grade securities. The average pre-tax yields on debt securities were 6.7% in 1997 and 6.3% in 1996. Net investment income after taxes was $61.8 million and $53.3 million for the nine months ended September 30, 1997 and 1996, respectively. Net realized gains on investments before taxes were $27.4 million and $14.2 million during the first nine months of 1997 and 1996 respectively. Net realized gains in 1997 and 1996 primarily resulted from sales of appreciated equity securities.


Investment Portfolio
--------------------

The Company's investment portfolio increased $85.9 million, to $1,691.1 million during the first nine months of 1997, from $1,605.2 million at December 31, 1996. Debt securities increased $99.4 million, to $1,497.7 million, from $1,398.3 million, and represented 88.6% and 87.1% of the carrying value of all investments at September 30, 1997 and December 31, 1996, respectively. This increase is consistent with the Company's strategy of increasing the level of debt securities in the portfolio. This was accomplished by reducing the level of equities in the portfolio, which resulted in a $14.8 million decrease in equity securities to $177.5 million as of September 30, 1997. Tax-exempt securities represented 64.9% of total debt securities at September 30, 1997 compared to 69.9% at December 31, 1996. The Company may make modest extensions in portfolio incremental credit risk and adjustments to its taxable and tax-exempt positions in the future to seek to maximize after tax income.

The unrealized appreciation in the investment portfolio at September 30, 1997 was $128.1 million compared to $92.8 million at December 31, 1996. Unrealized appreciation during the first nine months of the year was $24.2 million for bonds, and unrealized appreciation on equity securities and other investments was $11.1 million.


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



                                   12
==========================================================================



Net cash provided by operating activities, for the nine months ended September 30, 1997, was $35.2 million compared to $58.5 million in the prior year period. This decrease is primarily attributable to a $22.5 million increase in underwriting loss.

Net cash used for investing activities for the Company was $22.8 million and $53.9 million for the first nine months of 1997 and 1996, respectively. The decrease in net cash used for investing activities is consistent with the decrease in net cash provided by operating activities, which is typically invested in fixed income securities.

Net cash used for financing activities for the Company was $5.2 million and $16.4 million, for the first nine months of 1997 and 1996, respectively. This decrease in net cash used for financing activities was due to the repurchase of $11.1 million of treasury stock in 1996.

Shareholders'  equity  was $834.6 million,  or  $23.64  per  share  at
September 30, 1997, compared to $715.3, or $20.26 per share at December 31, 1996, resulting from higher unrealized appreciation on investments. Changes in shareholders' equity related to the unrealized values of underlying portfolio investments will continue to be volatile as market prices of debt securities fluctuate with changes in the interest rate environment.

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



                                   13
==========================================================================



                      PART II - OTHER INFORMATION





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



                                   14
==========================================================================



                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Citizens Corporation
                              Registrant




Dated  November 13, 1997            /s/ John F. O'Brien
       -----------------            -----------------------------
                                    John F. O'Brien
                                    President and Chief Executive
                                    Officer, and
                                    Chairman of the Board




Dated  November 13, 1997            /s/ Edward J. Parry, III
       -----------------            -----------------------------
                                    Edward J. Parry, III
                                    Vice President, Chief Financial
                                    Officer, Treasurer and Principal
                                    Accounting Officer



                                   15
==========================================================================