Form 10-K
period 1997-12-31
CITIZENS CORP /DE/
filed 1998-03-27
CIK 895469

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

                 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1997

                                      OR

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM:       TO

                                    1-11714
                           (COMMISSION FILE NUMBER)

                               ----------------
                             CITIZENS CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              04-3178765
     (STATE OR OTHER JURISDICTION,                  (IRS EMPLOYER
    INCORPORATION OR ORGANIZATION)             IDENTIFICATION NUMBER)

    440 LINCOLN STREET, WORCESTER,                      01653
             MASSACHUSETTS                           (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

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

                               ----------------
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[_]

  Based on the closing sales price of March 13, 1998 the aggregate market value of the voting stock held by nonaffiliates of the registrant was $205,296,705.

  The number of shares outstanding of the registrant's common stock, $0.01 par value, was 35,275,100 shares outstanding as of March 13, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of Citizens Corporation's Proxy Statement for Annual Meeting of Shareholders to be held May 12, 1998 (the Proxy Statement) are incorporated by reference in Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1.  BUSINESS

ORGANIZATION

  Citizens Corporation is a Delaware Corporation and non-insurance holding company with wholly-owned subsidiaries: Citizens Insurance Company of America (Citizens Insurance), a Michigan corporation; Citizens Insurance Company of the Midwest, an Indiana corporation; and Citizens Insurance Company of Ohio, an Ohio corporation; (collectively Citizens Insurance Group) and Citizens Management Inc. (CMI). Citizens Corporation and its subsidiaries are hereinafter collectively referred to as "the Company." Approximately 82.5% of the Company is owned by The Hanover Insurance Company (Hanover). Hanover is an indirect wholly-owned subsidiary of Allmerica Financial Corporation (AFC), a Delaware corporation.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

  The Company's insurance operations are segmented into personal and commercial lines based on common underlying risks and customer types for individual products in those lines. Information with respect to each of the Company's segments is included in "Segment Results" on pages 14 and 15 in Management's Discussion & Analysis of Results of Operations and Financial Condition and in Note 14 on page 47 of the Notes to the Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

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

  Citizens Insurance's average premium growth rate was 7.0% for the ten year period ended December 31, 1997 and its average statutory combined ratio for the same period was 100.6. The industry average premium growth rate was 3.7% for the ten year period ended December 31, 1997 and the industry average statutory combined ratio for the same period was 107.8. (Industry estimates are based on data published by A.M. Best.)

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

  In 1996, the Company began the process of consolidating certain operations which are intended to achieve process improvements and efficiencies of operations. These operations include the claims, finance, policy processing and administrative functions. In 1997, the Company upgraded its claims processing automation and consolidated many of its Michigan claims offices into a regional claims center based in Howell. Additionally, the Company increased claim draft authority for its agents and implemented a network of auto repair facilities to streamline damage appraisal and repair. The Company also began reengineering its processing of commercial lines business, redefining underwriting roles and providing more authority to agents to price and bind standard accounts.

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

CUSTOMERS, MARKETING AND DISTRIBUTION

  The Company seeks to maintain long-term pricing and underwriting integrity in order to remain a stable market for its independent agents. In order to complement the Company's property and casualty focus and increase customer contact, agents will seek to market employer benefit programs, including group medical and life, dental, and asset management. The Company also seeks to increase operating efficiencies through centralized strategic planning, marketing, and administrative support functions and increased use of sophisticated risk selection and operational technologies.

  The Company's insurance products are marketed in Michigan through approximately 3,600 licensed independent insurance agents, who are paid on a commission basis, associated with approximately 530 insurance agencies. The Company also markets its products in Indiana and Ohio through approximately 1,800 licensed independent insurance agents associated with approximately 220 insurance agencies. In 1997, each agency representing the Company wrote an average of approximately $1.6 million in Michigan, $0.5 million in Indiana, and $0.3 million in Ohio of Company premiums. In 1997, 287 agencies wrote Company premiums in excess of $1.0 million, 126 agencies wrote over $2.0 million, 62 agencies wrote over $3.0 million and 27 wrote over $4.0 million. The three largest agencies wrote approximately $20.3 million, $16.9 million, and $16.1 million of Company premiums, respectively.

  The Company seeks to pursue profitable growth in existing markets by establishing long-term relationships with larger, well-established agencies. To solidify its relationship with higher quality agents, the Company offers enhanced profit sharing agreements, recognition awards, and maintains local presence through five branch offices and four claims offices in Michigan, Indiana and Ohio.

  In 1997, the Company completed the process of consolidating certain operations with Hanover to achieve process improvements and efficiencies in operations including claims, finance, policy processing and administrative functions. Additionally, during 1997 the Company relocated many of its claims functions to a regional office in Michigan to provide for better client service and gain operational efficiencies.

  The Company has been successful in developing and marketing groups in both personal and commercial segments that are tailored for members of associations, financial institutions and employers in Michigan, Indiana and Ohio. The organizations may choose to make the Company's programs available to their members or employees based on an evaluation of the Company's rates, service, and regulation, but each risk is individually underwritten and each customer is issued a separate policy. Associations and organizations receive no payment for making Citizens' franchise programs available to their members or employees. As of December 31, 1997, the Company had approximately 144 group programs in-force, 114 of which were in personal segments and 30 of which were in commercial segments. Revenue from personal and commercial lines groups accounts for nearly 50 percent of the Company's total premium volume.

  Citizens continues its use of agency-company interface ("ACI") technology, which enables agents to electronically submit personal lines policies for review and rating. In addition, agents are authorized to bind the Company on risks. The agents are guided by the Company's written underwriting rules and practices. These rules and practices set forth eligibility rules for various policies and coverages, unacceptable risks, and maximum and minimum limits of liability. Violation of these rules and practices is grounds for termination of the agency's contract to represent the Company.

  The Company is not dependent upon a single customer or any few customers for which the loss of any one or more would have a material adverse effect upon the Company's operations.

MICHIGAN CATASTROPHIC CLAIMS ASSOCIATION

  As a condition to the ability to conduct personal automobile business in the state of Michigan, the Company is required under Michigan law to participate in a pooling arrangement with the Michigan Catastrophic Claims Association
(MCCA). The Company is indemnified by the MCCA for personal protection insurance losses in excess of $0.25 million. Participation is required for all Michigan-licensed automobile and motorcycle insurers. The MCCA assesses its member companies an annual premium on each of such member company's policies covering automobile and motorcycles written in Michigan. The assessment is passed on directly to policyholders. The Company cedes a significant portion of its private passenger automobile premiums to the MCCA. Ceded premiums earned to MCCA in 1997, 1996, and 1995 were $9.8 million, $50.5 million and $66.8 million, respectively. The decrease in ceded premiums earned to MCCA reflects a reduction in premiums charged per policyholder by MCCA. Losses and LAE ceded to MCCA in 1997, 1996, and 1995 were ($0.8) million, ($52.9) million and $62.9 million, respectively. In 1997 and 1996, the MCCA's favorable development on prior year reserves exceeded the losses and LAE incurred during the year.

  At December 31, 1997 and 1996, the Company had reinsurance recoverable from the MCCA on paid and unpaid losses of $280.2 million and $292.0 million, respectively. The amount recoverable from the MCCA is a current estimate of future payments to be made to the Company by the MCCA for reimbursements of amounts for currently pending personal protection insurance (PIP) claims and PIP claims incurred but not yet reported. The Company bills the MCCA on a quarterly basis and all amounts have been paid when due. Because PIP claims whose payments will be reimbursed by the MCCA involve amounts to be paid over many years, actual amounts to be owed to the Company by the MCCA in the future are subject to change based on claims paid. The Company bills the MCCA based upon amounts actually paid by the Company to policyholders, however, there can be no assurance that the Company will recover the full amount of reinsurance payments owed to it by the MCCA. As of June 30, 1997, 1996 and 1995, the MCCA had estimated surplus of $2.5 billion, $1.7 billion and $666.2 million, respectively. Management believes that in the current regulatory climate, the Company is unlikely to incur any material loss or become unable to pay claims as a result of nonpayment of amounts owed to it by the MCCA because (i) the MCCA is currently in a surplus position, (ii) the payment obligations of the MCCA are extended over many years, resulting in relatively small current payment obligations in terms of MCCA total assets, (iii) all amounts owed to the Company by the MCCA have been paid when due, and (iv) the MCCA is supported by assessments permitted by statute.

COMPETITION

  The property and casualty industry is highly competitive among national agency companies, direct writers, and regional and local insurers on the basis of both price and service. Many of these companies are larger and have greater financial and technical resources than Citizens. National agency companies sell insurance through independent agents and usually concentrate on commercial lines of property and casualty insurance. Direct writers, including those with exclusive agent representation, dominate the personal lines of property and casualty insurance and operate on a national, regional, or single state basis. Regional and local companies sell through independent agents in one or several states in the same region and usually compete in both personal and commercial lines. In addition, because the Company markets exclusively through independent agents, Citizens competes with other independent agency companies for business in each of the agencies representing it.

  In Michigan, the Company competes in personal lines with a number of direct writers and regional and local companies, several of which are larger than the Company. Citizens Insurance is the largest writer of property and casualty insurance in Michigan through independent agents. The Company's principal competition in the Michigan homeowners line is from direct writers, including State Farm Group. The Company also faces competition from the two largest direct writers in Michigan, Auto Club Michigan Group and State Farm Group, in the personal automobile line. In February 1996, an amendment to the Essential Insurance Act became effective in Michigan. This amendment eliminates personal automobile and homeowners insurance territorial rating restrictions and limits merit ratings for automobile policies. This new legislation has removed barriers to entrance into the market for national agency companies, which have not been significant competitive forces in Michigan in the personal lines of property and casualty insurance in previous years. This was, in part, due to Michigan's prior insurance regulatory environment which required such companies to develop and implement special incentive programs designed to encourage agents to identify and sell insurance to individuals with lower risk profiles consistent with the constraints of Michigan law. Although the Company believes that this new legislation will encourage national companies to return or enter into the state, they do not believe that the impact of this law is yet measurable.

  The Company faces commercial lines competition principally from national agency companies, and regional and local companies, many of which have financial resources substantially greater than those of the Company. The Company is the second leading writer in Michigan in its three primary commercial lines combined: commercial automobile, workers' compensation, and commercial multiple peril. The commercial lines industry has been in a downturn over the past several years due primarily to price competition. Premium rate levels are related to the availability of insurance coverage, which varies according to the level of excess capacity in the industry. The current commercial lines market is extremely competitive due to a continuing soft market in which capacity is high and prices are low. In Michigan, Citizens workers' compensation line is the largest commercial line in terms of premiums written. Over the past few years, competition has caused Citizens to reduce workers' compensation insurance rates four times; 8.5%, 7.0%, 6.4% and 8.7% effective May 1, 1995, December 1, 1995, June 1, 1996 and March 1, 1997, respectively. In March 1997, the Company introduced workers' compensation product and pricing alternatives, written through Citizens Insurance Company of Ohio and Citizens Insurance Company of the Midwest. These vehicles enable greater pricing flexibility, particularly for writing preferred risks in medium and large workers' compensation accounts. By the end of 1997, rate filings effective January 1, 1998 by companies indicated either small decreases for selected classes of business or even some rate increases.

Consistent with industry response to high loss ratios in the homeowners insurance market, Citizens increased rates in this line of business in November 1997. Because many of the Company's national and regional competitors took similar rate increases, it is difficult to determine at present the impact of this increase.

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

UNDERWRITING

 Pricing

  Citizens Insurance Group seeks to apply profit-driven underwriting and pricing practices in both hard and soft markets, expand its quality agency relationships and maintain a consistent presence in the markets for its five core product lines. This strategy seeks to achieve measured growth and consistent profitability on a continuous basis.

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

 Claims

  The Company employs experienced claims adjusters, appraisers, medical specialists, and attorneys in order to manage its claims. The Company has field claims staff strategically located throughout its operating territories, as well as a central customer service center in Howell, Michigan where claims are reported and most first party losses are quickly resolved. All claims staff members work closely with the agents to settle claims rapidly and cost-effectively.

  Claims office adjusting staff are supported by general adjusters on large property losses, automobile and heavy equipment damage appraisers on automobile material damage losses and medical specialists whose principal concentration is in workers' compensation and no-fault automobile injury cases. In addition, the claims offices are supported by staff attorneys who specialize in litigation defense and claim settlements. The Company also has a special unit which investigates suspected insurance fraud and abuse.

  Citizens Insurance has instituted a program under which participating agents have settlement authority for many property loss claims. Based upon the program experience, the Company believes that this program contributes to lower experience and to its higher customer satisfaction ratings by permitting the early and direct settlement of such claims. Approximately 30.1% and 26.6% of the number of total paid claims reported to Citizens Insurance in the years ended December 31, 1997 and 1996, respectively, were settled under this program.

  Citizens Insurance has increased usage of the managed care expertise of the AFC's Corporate Risk Management Services segment in the analysis of medical services and pricing in the management of workers' compensation and medical claims on its automobile policies. The Company's use of this capability has demonstrated reduced costs and serves its customers more efficiently. Citizens Insurance has introduced Citizens/Care, which is a network of Preferred Provider Agreements which focuses on managing medical cost claims and serving customers more efficiently.

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

ANALYSIS OF LOSSES AND LOSS ADJUSTMENT EXPENSES RESERVE DEVELOPMENT

  The following table sets forth the development of net reserves for unpaid losses and LAE from 1987 through 1997 for the Company.

                                                         YEAR ENDED DECEMBER 31,
                         ------------------------------------------------------------------------------------------
                          1997    1996    1995    1994    1993    1992    1991    1990     1989     1988     1987
                         ------- ------- ------- ------- ------- ------- ------- -------  -------  -------  -------
                                                              (IN MILLIONS)
Net reserve for losses
 and LAE(1)............  $ 747.5 $ 772.1 $ 772.7 $ 739.9 $ 673.7 $ 598.8 $ 534.9 $ 429.6  $ 387.8  $ 329.8  $ 265.2
Cumulative amount paid
 as of(2):
 One year later........      --    280.4   239.1   223.4   204.5   195.3   196.2   160.2    152.4    130.8    108.5
 Two years later.......      --      --    368.2   333.4   309.0   295.0   295.4   255.4    227.9    202.7    167.6
 Three years later.....      --      --      --    397.5   363.3   351.4   349.2   306.8    281.4    240.7    203.8
 Four years later......      --      --      --      --    394.9   378.3   380.0   334.7    310.8    269.7    220.9
 Five years later......      --      --      --      --      --    396.4   393.4   351.0    325.1    287.8    237.0
 Six years later.......      --      --      --      --      --      --    405.6   360.1    335.9    296.5    246.9
 Seven years later.....      --      --      --      --      --      --      --    370.2    343.0    303.7    254.0
 Eight years later.....      --      --      --      --      --      --      --      --     351.5    308.9    259.4
 Nine years later......      --      --      --      --      --      --      --      --       --     315.7    263.4
 Ten years later.......      --      --      --      --      --      --      --      --       --       --     268.3
Net reserve re-
 estimated as of(3):
End of year............    747.5   772.1   772.7   739.9   673.7   598.8   534.9   429.6    387.8    329.8    265.2
 One year later........      --    702.6   714.3   692.9   661.3   592.4   530.3   436.2    376.8    330.7    275.2
 Two years later.......      --      --    646.7   634.0   609.3   578.4   530.5   451.0    388.1    326.9    272.9
 Three years later.....      --      --      --    588.4   562.6   543.9   518.6   457.9    404.5    329.3    266.1
 Four years later......      --      --      --      --    533.7   518.4   507.7   454.4    415.2    353.5    277.4
 Five years later......      --      --      --      --      --    504.7   496.4   443.9    413.3    361.4    293.7
 Six years later.......      --      --      --      --      --      --    491.4   437.8    407.0    361.4    300.8
 Seven years later.....      --      --      --      --      --      --      --    437.9    405.0    359.2    302.5
 Eight years later.....      --      --      --      --      --      --      --      --     407.2    359.2    300.7
 Nine years later......      --      --      --      --      --      --      --      --       --     362.1    303.9
 Ten years later.......      --      --      --      --      --      --      --      --       --       --     309.3
                         ------- ------- ------- ------- ------- ------- ------- -------  -------  -------  -------
Cumulative Redundancy
 (Deficiency)(4).......  $   --  $  69.5 $ 126.0 $ 151.5 $ 140.0 $  94.1 $  43.5 $  (8.3) $ (19.4) $ (32.3) $ (44.1)
                         ======= ======= ======= ======= ======= ======= ======= =======  =======  =======  =======

--------
(1) Sets forth the net estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years; represents the net estimated amount of losses and LAE for claims arising in the current and all prior years that are unpaid at the balance sheet date, including incurred but not reported ("IBNR") reserves.
(2) Cumulative loss and LAE payments made in succeeding years for losses incurred prior to the balance sheet date.
(3) Re-estimated amount of the previously recorded liability based on experience for each succeeding year; increased or decreased as payments are made and more information becomes known about the severity of the remaining unpaid claims.
(4) Cumulative deficiency or redundancy at December 31, 1997 of the net reserve amounts shown on the top line of the corresponding column. A redundancy in reserves means the reserves established in prior years exceeded actual losses and LAE or were reevaluated at more than the original reserved amount. A deficiency in reserves means the reserves established in prior years were less than actual losses and LAE or were reevaluated at more than the original reserved amount.

(5) The following table sets forth the development of gross reserve for unpaid losses and LAE from 1992 through 1997 for the Company:

                                          YEAR ENDED DECEMBER 31,
                            ----------------------------------------------------
                              1997     1996     1995     1994     1993    1992
                            -------- -------- -------- -------- -------- -------
                                               (IN MILLIONS)
Reserve for losses and
 LAE:
 Gross Liability..........  $1,206.1 $1,238.5 $1,291.6 $1,196.6 $1,076.7 $ 867.8
 Reinsurance recoverable..     458.6    466.4    518.9    456.7    403.0   269.0
                            -------- -------- -------- -------- -------- -------
 Net liability............  $  747.5 $  772.1 $  772.7 $  739.9 $  673.7 $ 598.8
                            ======== ======== ======== ======== ======== =======
One year later:
 Gross re-estimated
  liability...............           $1,110.1 $1,111.0 $1,063.8 $1,004.6 $ 898.2
 Re-estimated recoverable.              407.5    396.7    370.9    343.3   305.8
                                     -------- -------- -------- -------- -------
 Net re-estimated
  liability...............           $  702.6 $  714.3 $  692.9 $  661.3 $ 592.4
                                     ======== ======== ======== ======== =======
Two years later:
 Gross re-estimated
  liability...............                    $1,003.6 $  986.5 $  896.9 $ 853.0
 Re-estimated recoverable.                       356.9    352.5    287.6   274.6
                                              -------- -------- -------- -------
 Net re-estimated
  liability...............                    $  646.7 $  634.0 $  609.3 $ 578.4
                                              ======== ======== ======== =======
Three years later:
 Gross re-estimated
  liability...............                             $  910.5 $  862.0 $ 785.4
 Re-estimated recoverable.                                322.1    299.4   241.5
                                                       -------- -------- -------
 Net re-estimated
  liability...............                             $  588.4 $  562.6 $ 543.9
                                                       ======== ======== =======
Four years later:
 Gross re-estimated
  liability...............                                      $  809.0 $ 780.9
 Re-estimated recoverable.                                         275.3   262.5
                                                                -------- -------
 Net re-estimated
  liability...............                                      $  533.7 $ 518.4
                                                                ======== =======
Five years later:
 Gross re-estimated
  liability...............                                               $ 750.3
 Re-estimated recoverable.                                                 245.6
                                                                         -------
 Net re-estimated
  liability...............                                               $ 504.7
                                                                         =======

RATING AGENCIES

  From 1970 to 1996, Citizens Insurance had been rated "A+ (Superior)" by A.M. Best. This was the second highest rating out of fifteen rating levels established by A.M. Best for the insurance industry. Ratings range from "A++ (Superior)" to "F (In Liquidation)." In 1997, A.M. Best decided to no longer rate Citizens independently from its majority parent, The Hanover Insurance Company, but instead rated the two separate companies as a group. Consequently, Citizens was assigned Best's "A (Excellent)" rating. According to A.M. Best, the objective of this rating is to evaluate factors that effect the overall performance of an insurance company. A.M. Best uses this information to provide an opinion of a company's operating performance, financial strength and ability to meet the obligations to policy holders. The quantitative and qualitative evaluations are used to determine financial condition and operating performance. The quantitative evaluations are based on an analysis of each company's reported financial performance for at least the previous five fiscal years.

EMPLOYEES

  At December 31, 1997, the Company had approximately 1,387 employees, none of whom were represented by a labor union. Management believes that its relations with employees are good.

REINSURANCE

  See "Reinsurance" on pages 18 and 19 of Management's Discussion and Analysis of Results of Operations and Financial Condition and Note 6 on pages 38, 39 and 40, respectively, of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K which are incorporated into this item by reference. See also "Michigan Catastrophic Claims Association" on page 4 of this Form 10-K which is incorporated into this item by reference.

INVESTMENT OPERATIONS

  See "Investment Portfolio" on page 19 of Management's Discussion and Analysis of Results of Operations and Financial Condition and Note 3 on pages 34-36 of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K which are incorporated into this item by reference.

ITEM 2. PROPERTIES

  The Company owns a 110,600 square foot office building in Howell, Michigan, approximately 40 miles outside of Detroit. This building serves as the Company's headquarters and accommodates corporate administration, marketing, information services, and treasury. The Company also owns a 175,000 square foot facility in Howell near its current headquarters which accommodates underwriting, claims, marketing functions, and the Eastern Michigan branch operations.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
        MATTERS

COMMON STOCK AND SHAREHOLDER OWNERSHIP

  The common stock of Citizens Corporation is traded on the New York Stock Exchange under the symbol "CZC." On March 13, 1998, the Company had 166 shareholders of record and 35.3 million shares outstanding. On the same date, the trading price of the Company's common stock was $33 1/4 per share.

COMMON STOCK PRICES AND DIVIDENDS

                                                       HIGH    LOW     DIVIDENDS
                                                       ----    ----    ---------
1997
 First Quarter.......................................  $25 1/8 $22       $0.05
 Second Quarter......................................  $28     $23 3/4   $0.05
 Third Quarter.......................................  $30 3/8 $27 3/8   $0.05
 Fourth Quarter......................................  $31 1/2 $27 3/4   $0.05
1996
 First Quarter.......................................  $20 1/4 $18 1/2   $0.05
 Second Quarter......................................  $19 5/8 $17 5/8   $0.05
 Third Quarter.......................................  $22 3/8 $18 3/8   $0.05
 Fourth Quarter......................................  $22 3/4 $20 1/8   $0.05

1998 DIVIDEND SCHEDULE

  Citizens Corporation declared a cash dividend of $0.05 on December 16, 1997, which is payable on February 16, 1998. The record date for such dividend is February 2, 1998.

  Dividends by the Company are funded from dividends paid to the Company from Citizens Insurance, which are subject to restrictions imposed by state insurance laws and regulations with respect to dividends paid to the Company. See "Liquidity and Capital Resources" on pages 19 and 20 of Management's Discussion & Analysis of Results of Operations and Financial Condition and
Note 13 on page 46 of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K which are incorporated into this item by reference.

  The payment of any future dividends will be a business decision to be made by the Board of Directors from time to time based upon the results of operations and financial condition of the Company and such other factors as the Board of Directors consider to be relevant.

ITEM 6. SELECTED FINANCIAL DATA

                                           FOR THE YEARS ENDED DECEMBER 31,
                                          -------------------------------------
                                           1997    1996    1995   1994    1993
                                          ------  ------  ------ ------  ------
                                                (DOLLARS IN MILLIONS,
                                                EXCEPT PER SHARE DATA)
Net premiums written....................  $  864  $  838  $  834 $  779  $  743
REVENUE:
 Net premiums earned....................     855     836     818    763     713
 Net investment income..................     102      89      79     75      74
 Net realized gain (loss) on
  investments...........................      29      15       4     (1)     31
 Total revenues.........................     992     946     907    842     819
 Statutory underwriting (loss) gain.....     (12)     (3)      7    (39)      0
 GAAP underwriting gain (loss)..........     (11)      1      13    (31)     10
STATUTORY COMBINED RATIO(1):
 Losses and loss adjustment expenses....    74.6    72.3    71.0   76.2    71.2
 Underwriting expenses..................    25.7    27.2    26.8   27.6    27.0
 Dividends to policyholders.............     0.8     0.9     0.8    0.7     0.7
 Combined ratio.........................   101.1   100.4    98.6  104.5    98.9
 Industry combined ratio................   101.8   105.8   106.5  108.5   106.9
 Income before cumulative effect of
  changes in accounting.................      94      84      75     45      88
 Net income.............................      94      84      75     45      83
PER COMMON SHARE DATA (BASIC AND
 DILUTED)(2):
 Income before realized gain (loss) on
  investments, net of federal income
  taxes.................................    2.14    2.10    1.95   1.16    1.82
 Realized gain (loss) on investments,
  net of federal income taxes...........    0.53    0.27    0.07  (0.01)   0.57
 Cumulative effect of changes in
  accounting............................     --      --      --   (0.02)  (0.14)
 Net income.............................    2.67    2.37    2.02   1.13    2.25
 Dividends declared to common
  shareholders..........................    0.20    0.20    0.20   0.20    0.20
 Book value per share...................   24.75   21.39   19.04  15.13   14.96
 Market value per share.................   28.75   22.50   18.63  17.00   19.63
AT YEAR END:
 Total assets...........................   2,605   2,503   2,471  2,334   2,153
 Total shareholders' equity.............     873     755     683    646     640
 Total statutory surplus................     726     624     504    539     532
RESERVES:
 Losses and loss adjustment expenses....   1,206   1,239   1,292  1,197   1,077
 Unearned premiums......................     379     362     351    332     310

--------
(1) Industry data is from A.M. Best.
(2) All earnings per share amounts for all years have been presented to conform with Statement of Financial Accounting Standards No. 128, Earnings Per Share. The adoption of the aforementioned standard had no effect on previously reported earnings per share. For further discussion of Statement No. 128, see Note 1 on page 29 of the Notes to Consolidated Financial Statements included in Financial Statements.

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

RESULTS OF OPERATIONS

 Consolidated Overview

 1997 COMPARED TO 1996

  Net income in 1997 increased $10.1 million to $94.2 million, compared to $84.1 million in 1996. Excluding net realized gains of $18.7 million and claims office restructuring charges of $1.4 million, both net of taxes, net income increased $1.8 million to $76.9 million in 1997. The increase in net income is primarily attributable to an increase in investment income and realized gains of $12.9 million and $13.8 million, respectively, partially offset by a decrease in underwriting profit of $11.9 million. The increases in investment income and realized gains were primarily the result of the company's portfolio shift from equity securities to higher yielding debt securities, begun in 1996 and substantially completed in the first quarter of 1997. The decrease in underwriting profit primarily reflects an increase in claims activity in the commercial multiple peril and homeowners lines and an increase in catastrophes. Catastrophe losses were $17.8 million in 1997 compared to $15.3 million in 1996. The increases in catastrophes and claims activity were partially offset by favorable claims experience on current and prior accident years in the personal automobile and workers' compensation lines. Federal income tax expense increased $3.2 million to $24.6 million, while the effective tax rate increased from 20.3% in 1996 to 20.7% in 1997.

  Net premiums earned increased $19.8 million, or 2.4%, to $855.3 million during 1997, representing increases of $28.7 million, or 5.2% in the personal segment, partially offset by decreases of $8.9 million, or 3.2%, in the commercial segment. This overall growth is due to increases in net premiums earned of $16.8 million, or 27.1%, to $78.9 million in Ohio and Indiana resulting from expansion in these states. Rate increases contributed to net premium growth in all major lines except the workers' compensation line where rate reductions and competitive conditions continue in Michigan. Continued growth in policies in force in the commercial multiple peril, homeowners, and commercial automobile lines of 16.6%, 2.8%, and 2.7%, respectively, were offset by a 0.6% decrease in personal automobile policies in force.

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

  Net premiums earned increased $17.7 million, or 2.2%, to $835.5 million during 1996, representing increases of $18.4 million, or 3.4% in the personal segment, partially offset by decreases of $0.7 million, or 0.2%, in the commercial segment. This overall growth is due to increases in net premiums earned of $11.4 million, or 22.5%, to $62.1 million in Ohio and Indiana resulting from expansion in these states. Rate increases contributed to net premium growth in all major lines except the workers' compensation line where rate reductions and competitive conditions continue in Michigan. Continued growth in policies in force in the commercial multiple peril and commercial automobile lines of 13.2% and 3.7%, respectively, were offset by decreases in personal automobile and workers' compensation policies in force of 3.0% and 1.4% respectively.

SEGMENT RESULTS

 Personal Segment

  Personal segment premiums represented 68.2%, 66.4% and 65.6% of total net premiums earned in 1997, 1996 and 1995, respectively.

                                                         FOR THE YEARS ENDED
                                                            DECEMBER 31,
                                                        -----------------------
                                                         1997    1996    1995
                                                        ------  ------  -------
                                                            (IN MILLIONS)
Net premiums earned.................................... $583.3  $554.6  $ 536.2
Losses and loss adjustment expenses (LAE) incurred.....  440.1   404.1    413.6
Policy acquisition expenses............................  112.1   112.5    108.1
Other underwriting expenses............................   39.9    39.3     41.1
                                                        ------  ------  -------
Underwriting loss...................................... $ (8.8) $ (1.3) $ (26.6)
                                                        ======  ======  =======


  Personal segment net premiums earned increased $28.7 million, or 5.2%, to $583.3 million in 1997. This growth is attributable to rate increases in the personal automobile and homeowners lines and a 2.8% increase in policies in force in the homeowners line. The growth is partially offset by a 0.6% decrease in policies in force in the personal automobile line, attributable to the Company's selective reduction of writings in Michigan when rates were viewed as inadequate, and to continued strong competition in Michigan. While management has taken steps to increase penetration in affinity groups and has initiated other marketing programs, heightened competition may result in reduced growth in the personal segment.

  Personal segment net premiums earned increased $18.4 million, or 3.4%, to $554.6 million in 1996. This growth is attributable to rate increases in the personal automobile and homeowners lines. The growth is partially offset by a 3.0% decrease in policies in force in the personal automobile line, attributable to the aforementioned competitive factors in Michigan.

  The personal segment underwriting loss in 1997 was $8.8 million compared to $1.3 million in 1996. The decline in underwriting results reflects a decrease in prior year favorable development in the personal automobile line of $10.5 million and an increase in catastrophe losses of $0.9 million, to $14.3 million, primarily in the homeowners line. The decrease in policy acquisition expenses of $0.4 million, or 0.4%, to $112.1 million in 1997 primarily reflects lower commission rates for 1997 partially offset by higher earned premiums. Other underwriting expenses increased $0.6 million, or 1.5%, to $39.9 million due to an increase in net premiums earned offset by reductions in employee related expenses.

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

 Commercial Segment

  Commercial segment premiums represented 31.8%, 33.6% and 34.4% of total net premiums earned in 1997, 1996 and 1995, respectively.

                                              FOR THE YEARS ENDED DECEMBER 31,
                                              ---------------------------------
                                                 1997        1996       1995
                                              ----------  ---------- ----------
                                                       (IN MILLIONS)
Net premiums earned.......................... $    272.0  $    280.9 $    281.6
Losses and LAE incurred......................      197.0       200.3      164.7
Policy acquisition expenses..................       52.8        51.6       51.5
Other underwriting expenses(1)...............       24.6        27.0       25.4
                                              ----------  ---------- ----------
Underwriting (loss) profit................... $     (2.4) $      2.0 $     40.0
                                              ==========  ========== ==========

--------
(1) Includes policyholders' dividends

  Commercial segment net premiums earned decreased $8.9 million, or 3.2%, to $272.0 million in 1997. This decrease primarily reflects rate reductions in the workers' compensation line. Rates in the workers' compensation line were decreased 8.5%, 7.0%, 6.4% and 8.7% effective May 1, 1995, December 1, 1995, June 1, 1996 and March 1, 1997, respectively. This decrease is partially offset by an increase in policies in force in the commercial multiple peril and commercial automobile lines of 16.6% and 2.7%, respectively. Management believes competitive conditions in Michigan in the workers' compensation line may impact future growth in net premiums earned.

  Commercial segment net premiums earned decreased $0.7 million, or 0.2%, to $280.9 million in 1996. This decrease primarily reflects the aforementioned rate reductions and a 1.4% decrease in policies in force in the workers' compensation line due to continuing competition in this line in Michigan. This decrease is partially offset by an increase in policies in force in the commercial multiple peril and commercial automobile lines of 13.2% and 3.7%, respectively.

  The commercial segment underwriting loss in 1997 was $2.4 million compared to a $2.0 million profit in 1996. The decline in underwriting profit is primarily attributable to lower net premiums earned in the workers' compensation line, an increase in current year severity and frequency in the commercial multiple peril line, less favorable development of prior year reserves in the commercial automobile line, and an increase in catastrophe losses of $1.6 million. These decreases were offset by a $13.9 million increase in favorable development of prior year claims in the workers' compensation line. Policy acquisition expenses increased $1.2 million, or 2.3%, primarily as a result of higher commission rates, offset by a decrease in net premiums earned. Other underwriting expenses decreased $2.4 million, or 8.9%, to $24.6 million due to reductions in employee related expenses.

  The commercial segment underwriting profit in 1996 was $2.0 million compared to $40.0 million in 1995. The decline in underwriting profit is primarily attributable to an increase in loss severity and frequency in the commercial multiple peril line, lower net premiums earned in the workers' compensation line, less favorable development of prior year reserves in the workers' compensation line, an increase in catastrophe losses of $0.8 million, partially offset by an increase in net premiums earned in the commercial multiple peril line. Policy acquisition expenses remained consistent between years, primarily as a result of flat net earned premiums. Other underwriting expenses increased $1.6 million, or 6.3%, to $27.0 million due to investments in technology and increased policyholders' dividends, partially offset by reductions in employee related expenses and commissions.

INVESTMENT RESULTS

  Net investment income before taxes was $101.8 million, $88.9 million and $78.8 million in 1997, 1996, and 1995, respectively. The increase of $12.9 million in 1997 is due to an increase in average invested assets and the company's portfolio shift from equity securities to higher yielding debt securities, including longer duration and non-investment grade securities, partially offset by a $1.2 million decrease in investment income from limited partnership investments. The average pre-tax yields on debt securities were 6.7% in 1997, 6.3% in 1996 and 5.9% in 1995. Average invested assets increased $111.8 million, or 7.3%, to $1,648.1 million in 1997 primarily attributable to cash from operations and market value appreciation. The increase in 1996 is primarily the result of an increase in average invested assets, $4.4 million of income from limited partnerships, and the aforementioned portfolio shift. Net investment income after taxes was $83.8 million in 1997, $73.4 million in 1996 and $64.9 million in 1995.

  Net realized gains on investments before taxes were $28.8 million, $15.0 million, and $3.8 million, in 1997, 1996, and 1995, respectively. Net realized gains in 1997 and 1996 primarily resulted from sales of appreciated equity securities due to the Company's strategy of shifting to a higher level of debt securities. Net realized gains in 1995 were primarily the result of the sales of equity securities impacted by the overall rise in the market.

FEDERAL INCOME TAXES

  The provision for federal income taxes was $24.6 million, $21.4 million, and
21.7 million in 1997, 1996, and 1995, respectively. These provisions resulted in consolidated effective federal tax rates of 20.7%, 20.3%, and 22.5% in 1997, 1996, and 1995, respectively. The increase in the effective tax rate in 1997 from 1996 resulted from higher capital gains partially offset by higher tax-exempt interest. The decrease in the effective tax rate in 1996 from 1995 resulted from higher tax-exempt interest, partially offset by higher pre-tax income.

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

  The table below provides a reconciliation of the beginning and ending reserve for unpaid losses and LAE for the years ended December 31:

                                                     1997      1996      1995
                                                   --------  --------  --------
                                                         (IN MILLIONS)
Reserve for losses and LAE, beginning of year....  $1,238.5  $1,291.6  $1,196.6
Incurred losses and LAE, net of reinsurance
 recoverable:
 Provision for insured events of current year....     708.2     662.8     625.3
 Decrease in provision for insured events of
  prior years....................................     (69.5)    (58.4)    (47.0)
                                                   --------  --------  --------
Total incurred losses and LAE....................     638.7     604.4     578.3
                                                   ========  ========  ========
Payments, net of reinsurance recoverable:
 Losses and LAE attributable to insured events of
  current year...................................     382.9     365.9     322.1
 Losses and LAE attributable to insured events of
  prior years....................................     280.4     239.1     223.4
                                                   --------  --------  --------
Total payments...................................     663.3     605.0     545.5
                                                   --------  --------  --------
Change in reinsurance recoverable on unpaid
 losses..........................................      (7.8)    (52.5)     62.2
                                                   --------  --------  --------
Reserve for losses and LAE, end of year..........  $1,206.1  $1,238.5  $1,291.6
                                                   ========  ========  ========

  As part of an ongoing process, the reserves, net of reinsurance, have been re-estimated for all prior accident years and were decreased by $69.5 million, $58.4 million and $47.0 million in 1997, 1996, and 1995, respectively. The increase in favorable development of $11.1 million in 1997 reflects improved severity in the workers' compensation line where favorable development increased $13.9 million to $35.7 million and in the commercial multiple peril line where favorable development increased $7.0 million to $4.3 million, partially offset by less favorable development in the personal automobile line, where favorable development decreased $10.5 million to $22.5 million in 1997. The increase in favorable development of $11.4 million in 1996 reflects improved severity in the personal automobile line, where favorable development increased $28.6 million to $33.0 million in 1996, partially offset by less favorable development in the workers' compensation line of $10.9 million.

  Citizens favorable development in 1997 primarily reflects a modest shift over the past few years of the workers' compensation business to Western and Northern Michigan, which have demonstrated more favorable loss experience than Eastern Michigan. The favorable development in 1996 and 1995 primarily reflects the initiatives taken by the Company to manage medical costs in both the automobile and workers' compensation lines, as well as the impact of the Michigan Supreme Court ruling on workers' compensation indemnity payments in 1995, which decreases the maximum amount to be paid for indemnity cases on all existing and future claims.

  This favorable development reflects the Company's reserving philosophy consistently applied over these periods. Conditions and trends that have affected development of the loss and LAE reserves in the past may not necessarily occur in the future.

  Due to the nature of business written by the Company, the exposure to environmental liabilities is relatively small. Losses and LAE reserves related to environmental damage and toxic tort liability, included in the total reserve for losses and LAE were $19.0 million and $20.6 million at the end of 1997 and 1996, respectively, both net of reinsurance of $7.0 and $3.5 million, respectively. The Company does not specifically underwrite policies that include this coverage, but as case law expands policy provisions and insurers' liability beyond the intended coverage, the Company has been required to defend such claims. Due to their unusual nature and absence of historical claims data, reserves for these claims are not determined using historical experience to project future losses. The Company estimated its ultimate liability for these claims based upon currently known facts, reasonable assumptions where the facts are not known, current law and methodologies currently available. Although these claims are not material, their existence gives rise to uncertainty and is discussed because of the possibility, however remote, that they may become material. The environmental liability could be revised in the near term if the estimates used in determining the liability are revised. Management believes that, notwithstanding the evolution of case law expanding liability in environmental claims, recorded reserves related to these claims are adequate and the Company is not aware of any litigation or pending claims that may result in additional material liabilities in excess of recorded reserves.

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

REINSURANCE

  The Company maintains a reinsurance program designed to protect against large or unusual losses and allocated LAE activity. This includes pro-rata, excess of loss reinsurance and catastrophe reinsurance. Catastrophe reinsurance serves to protect the ceding insurer from significant aggregate losses arising from a single event such as windstorm, hail, hurricane, tornado, riot or other extraordinary events. The Company determines the appropriate amount of reinsurance based on the Company's evaluation of the risks accepted and analyses prepared by consultants and reinsurers and on market conditions including the availability and pricing of reinsurance. The Company has reinsurance for casualty business.

  Under the 1997 casualty reinsurance program, the reinsurers are responsible for 100% of the amount of each loss in excess of $0.5 million per occurrence up to $30.5 million for general liability and workers' compensation. Additionally, this reinsurance covers workers' compensation losses in excess of $30.5 million to $60.5 million per occurrence. Amounts in excess of $60.5 million are retained 100% by the Company. Under the Company's 1997 catastrophe reinsurance program, the Company retains 5% of losses in excess of $10.0 million, up to $25.0 million. For losses in excess of $25.0 million and up to $180.0 million, the Company retains 10% of the loss. Amounts in excess of $180.0 million are retained 100% by the Company. In 1996, the Company had additional catastrophe coverage which reinsured 90% of $5.0 million for aggregated catastrophe losses in excess of $5.0 million which individually exceed $1.0 million. In 1997 and 1996, the Company recovered $1.2 million and $4.6 million on its catastrophe coverage, respectively. In 1995, the Company did not exceed the minimum catastrophe levels.

  Effective January 1, 1998, the Company modified its catastrophe reinsurance program to include a higher retention. Under the Company's 1998 catastrophe reinsurance program, the Company retains the first $45 million. For losses in excess of $45 million and up to $180.0 million, the Company retains 10% of the loss. Amounts in excess of $180.0 million are retained 100% by the Company.

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

  The Company cedes a portion of its private passenger automobile premiums to the MCCA. Ceded premiums earned to MCCA in 1997, 1996 and 1995 were $9.8 million, $50.5 million and $66.8 million, respectively. The decrease in ceded premiums earned to MCCA reflects a reduction in premiums charged per policyholder by MCCA. Losses and LAE ceded to MCCA in 1997, 1996 and 1995 were ($0.8) million, ($52.9) million and $62.9 million, respectively. In 1997 and 1996, the MCCA's favorable development on prior year reserves exceeded the losses and LAE incurred during the current year.

  At December 31, 1997 and 1996, the Company had reinsurance recoverable from the MCCA on paid and unpaid losses of $280.2 million and $292.0 million, respectively. Because MCCA is supported by assessments permitted by statute and all amounts billed by the Company to MCCA have been paid when due, the Company believes that it has no significant exposure to uncollectible reinsurance balances.

  The reserve for losses and LAE at December 31, 1997 and 1996, is shown gross of reinsurance recoverable on unpaid losses of $458.6 million and $466.4 million, respectively. Losses and LAE ceded were $97.4 million, $51.4 million and $134.1 million in 1997, 1996, and 1995, respectively. Ceded premiums earned were $181.3 million, $201.1 million and $206.3 million in 1997, 1996, and 1995, respectively.

INVESTMENT PORTFOLIO

  The Company's investment policy is structured with emphasis on maximizing after tax income while providing liquidity and preserving asset quality. The portfolio is dominated by fixed income securities. The fixed income portfolio maintains a laddered maturity structure with a duration of 5.0 years. During 1997, average durations shortened as interest rates fell and bonds began pricing at their call dates rather than maturity. The Company continually evaluates credit quality throughout the investment holding period. The Company's investment portfolio increased $116.4 million to $1,721.6 million at December 31, 1997, from $1,605.2 million at December 31, 1996, primarily attributable to the investment of cash provided by operations of $48.6 million and total invested asset market appreciation of $47.8 million. Approximately 88.4% of the portfolio was invested in debt securities at December 31, 1997, compared to 87.1% at December 31, 1996.

  At December 31, 1997, $1,311.7 million, or 86.2%, of debt securities held by the Company were rated by the National Association of Insurance Commissioners ("NAIC") as investment grade (1 or 2 by the NAIC). The remaining $210.7 million were rated non-investment grade. At December 31, 1996, $1,233.5 million, or 88.2%, of the debt securities were rated investment grade. At December 31, 1997, 66.1% of debt securities were tax-exempt investments, compared to 69.9% at December 31, 1996. The Company may make modest extensions in portfolio incremental credit risk and adjustments to its taxable and tax-exempt positions in the future to seek to maximize after tax income.

  At December 31, 1997, $182.7 million, or 10.6%, of the investment portfolio was invested in equity securities compared to $192.3 million, or 12.0%, at December 31, 1996. Dividend income from equity securities was $4.3 million, or 4.0%, of total investment income in 1997, compared to $4.2 million, or 4.5%, and $4.5 million, or 5.3%, in 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

  Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, Citizens' primary source of cash for payment of dividends to its shareholders is dividends from its insurance subsidiaries, which are subject to limitations imposed by state regulators. Such limitations require that dividends be paid only out of statutory earned surplus (unassigned funds) and impose a restriction on the payment of "extraordinary" dividends without prior approval of the state authorities. The maximum dividend that may be paid to Citizens Corporation at January 1, 1998, without prior approval from the Michigan Commissioner of Insurance, is $86.9 million.

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

  Net cash provided by operating activities for the Company was $48.6 million, $73.5 million and $120.0 million in 1997, 1996, and 1995, respectively. The decrease in cash provided by operating activities in all periods is attributable primarily to the increase in payments for losses and LAE of $58.3 million to $663.3 million in 1997 and $59.5 million to $605.0 million in 1996 compared to $545.5 million in 1995.

  Net cash used for investing activities for the Company was $31.3 million, $78.3 million, and $89.2 million in 1997, 1996, and 1995, respectively. Net cash used for investing activities has declined in 1997 from 1996 and in 1996 from 1995 primarily due to the decrease in cash flow from operations.

  Net cash used for financing activities was $6.9 million, $18.2 million and $113.1 million in 1997, 1996, and 1995, respectively. Net cash used in 1997 reflects dividends paid to shareholders of $7.1 million partially offset by the reissuance of 7,800 shares of treasury stock, or $0.2 million, upon employees' exercising stock options. Net cash used in 1996 reflects the purchase of $11.1 million of treasury stock and dividends paid to shareholders of $7.1 million.

  Shareholders' equity was $872.9 million, or $24.75 per share, at December 31, 1997, compared to $754.5 million, or $21.39 per share, at December 31, 1996. Shareholders' equity reflects net income for the year, the reissuance of treasury stock and the impact of a net increase of $31.1 million in the fair values of available-for-sale debt and equity securities. Changes in shareholders' equity related to changes in the fair value of the investment portfolio will continue to be volatile as market prices of debt and equity securities fluctuate with changes in interest rates and economic conditions.

  The Company expects to continue to pay dividends in the foreseeable future. However, payment of future dividends is subject to the Board of Directors' approval and dependent upon earnings and the financial condition of the Company.

IMPACT OF THE YEAR 2000 ISSUE

  The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

  Based on a recent assessment, the Company determined that it will be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue can be resolved. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

  The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. The Company's total Year 2000 project cost and estimates to complete the project include the estimated costs and time associated with the impact of a third party's Year 2000 Issue, and are based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company. The Company does not believe that it has material exposure to contingencies related to the Year 2000 Issue for the products it has sold. Although the Company does not believe that there is a material contingency associated with the Year 2000 project, there can be no assurance that exposure for material contingencies will not arise.

  The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company plans to complete the mission critical elements of the Year 2000 project by December 31, 1998. The cost of the Year 2000 project will be expensed as incurred over the next two years, and is being funded through a reallocation of resources from discretionary projects. Therefore, the Year 2000 project is not expected to result in significant incremental technology costs or to have material effect on the results of operations. Through December 31, 1997, the Company has incurred and expensed approximately $6.3 million related to the assessment of, and preliminary efforts in connection with, the project and the development of a remediation plan. The total remaining cost of the Year 2000 project is estimated at $16.1 million.

  The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

FORWARD-LOOKING STATEMENTS

  The Company wishes to caution readers that the following important factors, among others, in some cases have affected and in the future could affect, the Company's actual results and could cause the Company's actual results for 1998 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. When used in the MD&A discussion, the words "believes," "anticipated," "expects" and similar expressions are intended to identify forward-looking statements. See "Important Factors Regarding Forward-Looking Statements" filed herewith as
Exhibit 99.1 and incorporated herein by reference.

  Factors that may cause actual results to differ materially from those contemplated or projected, forecasted, estimated or budgeted in such forward looking statements include among others, the following possibilities: (i) adverse catastrophe experience and severe weather; (ii) adverse loss development for events the Company insured in prior years; (iii) heightened competition, including the intensification of price competition, the entry of new competitors, and the introduction of new products by new and existing competitors; (iv) adverse state and federal legislation, including decreases in rates, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates, limitations on the ability to manage care and utilization, and tax treatment of insurance products; (v) changes in interest rates causing a reduction of investment income or in the market value of interest rate sensitive investments; (vi) failure to obtain new customers, retain existing customers or reductions in policies in force by existing customers; (vii) higher service, administrative, or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (viii) loss or retirement of key executives;
(ix) increases in medical costs, including increases in utilization, costs of medical services, pharmaceuticals, durable medical equipment and other covered items; (x) termination of provider contracts or renegotiation at less cost-effective rates or terms of payment; (xi) changes in the Company's liquidity due to changes in asset and liability matching; (xii) restrictions on insurance underwriting, based on certain criteria; (xiii) adverse changes in the ratings obtained by independent rating agencies such as Moody's, Standard and Poors and A.M. Best; and (xiv) uncertainty related to the Year 2000 Issue.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                        PAGE(S)
                                                                        -------
Report of Independent Accountants......................................   23
Consolidated Statements of Income for the years ended December 31,
 1997, 1996 and 1995...................................................   25
Consolidated Balance Sheets as of December 31, 1997 and 1996...........   26
Consolidated Statements of Shareholders' Equity for the years ended
 December 31, 1997, 1996 and 1995......................................   27
Consolidated Statements of Cash Flows for the years ended December 31,
 1997, 1996 and 1995...................................................   28
Notes to Consolidated Financial Statements.............................  29-48

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule I--Summary of Investments--Other than Investments in Related
 Parties.................................................................  56
Schedule II--Condensed Financial Information of the Registrant........... 57-59
Schedule III--Supplementary Insurance Information........................ 60-62
Schedule IV--Reinsurance.................................................  63
Schedule V--Valuation and Qualifying Accounts............................  64
Schedule VI--Supplemental Information Concerning Property/Casualty
 Insurance Operations....................................................  65

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholdersof Citizens Corporation

  In our opinion, the consolidated financial statements and financial statement schedules listed in the accompanying index present fairly, in all material respects, the financial position of Citizens Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP

Boston, Massachusetts

February 3, 1998

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

         /s/John F. O'Brien                   /s/Edward J. Parry, III
-------------------------------------     -------------------------------------
            JOHN F. O'BRIEN                     EDWARD J. PARRY, III
 President and Chief Executive Officer     Vice President, Chief Financial
          Accounting Officer              Officer, Treasurer and Principal

                              CITIZENS CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                      FOR THE YEARS ENDED
                                                         DECEMBER 31,
                                                 -----------------------------
                                                   1997      1996      1995
                                                 --------- --------- ---------
                                                         (IN MILLIONS,
                                                 EXCEPT PER COMMON SHARE DATA)
Revenues
  Net premiums written.......................... $   863.7 $   838.2 $   833.7
  Change in unearned premiums, net of prepaid
   reinsurance premiums.........................       8.4       2.7      15.9
                                                 --------- --------- ---------
  Net premiums earned...........................     855.3     835.5     817.8
  Net investment income.........................     101.8      88.9      78.8
  Net realized gains on investments.............      28.8      15.0       3.8
  Other income..................................       6.5       6.2       6.1
                                                 --------- --------- ---------
    Total revenues..............................     992.4     945.6     906.5
                                                 --------- --------- ---------
Expenses
  Losses and loss adjustment expenses...........     638.7     604.4     578.3
  Policy acquisition expenses...................     164.9     164.1     159.6
  Other operating expenses......................      63.4      64.4      65.4
  Policyholders' dividends......................       6.6       7.2       6.6
                                                 --------- --------- ---------
    Total expenses..............................     873.6     840.1     809.9
                                                 --------- --------- ---------
Income before federal income taxes..............     118.8     105.5      96.6
Federal income tax expense Current..............
  Current.......................................      19.6      20.3      17.6
  Deferred......................................       5.0       1.1       4.1
                                                 --------- --------- ---------
    Total federal income tax expense............      24.6      21.4      21.7
                                                 --------- --------- ---------
Net income......................................      94.2      84.1      74.9
Dividends on Series A preferred stock...........       --        --       (2.0)
                                                 --------- --------- ---------
Net income available to common shareholders..... $    94.2 $    84.1 $    72.9
                                                 ========= ========= =========
Per common share data (basic and diluted)
  Net income available to common shareholders... $    2.67 $    2.37 $    2.02
                                                 ========= ========= =========
Weighted average common shares outstanding
 (basic and diluted)............................      35.3      35.5      36.1
                                                 ========= ========= =========

  The accompanying notes are an integral part of these consolidated financial statements.

                              CITIZENS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                            DECEMBER 31,
                                                        ----------------------
                                                           1997        1996
                                                        ----------  ----------
                                                        (IN MILLIONS, EXCEPT
                                                           PER SHARE DATA)
ASSETS
Investments:
  Debt securities available-for-sale, at fair value
   (amortized cost of $1,453.1 and $1,366.9)........... $  1,522.4  $  1,398.3
  Equity securities available-for-sale, at fair value
   (cost of $110.2 and $132.3).........................      182.7       192.3
  Other investments, at fair value (cost of $17.7 and
   $13.2)..............................................       16.5        14.6
                                                        ----------  ----------
    Total investments..................................    1,721.6     1,605.2
  Cash and cash equivalents............................       46.5        36.1
  Accrued investment income............................       26.5        25.3
  Premiums and notes receivable (less allowance for
   doubtful accounts of $0.9)..........................      139.4       140.3
  Reinsurance recoverable on paid and unpaid losses....      474.3       476.8
  Prepaid reinsurance premiums.........................       70.4        62.8
  Deferred policy acquisition expenses.................       54.8        54.3
  Deferred federal income taxes........................        3.7        25.4
  Other assets.........................................       68.1        76.8
                                                        ----------  ----------
    Total assets....................................... $  2,605.3  $  2,503.0
                                                        ==========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Reserve for losses and loss adjustment expenses...... $  1,206.1  $  1,238.5
  Unearned premiums....................................      378.5       362.3
  Other liabilities....................................      147.8       147.7
                                                        ----------  ----------
    Total liabilities..................................    1,732.4     1,748.5
                                                        ----------  ----------
Commitments and contingencies (Note 12)
Shareholders' equity:
  Series A preferred stock, $0.01 par value per share;
   authorized 10.0 million shares; none issued or
   outstanding in 1997 and 1996........................        --          --
  Common stock, $0.01 par value per share; authorized
   100.0 million shares; 36.1 million shares issued....        0.4         0.4
  Additional paid-in capital...........................      156.1       156.1
  Retained earnings....................................      639.6       552.5
  Unrealized appreciation on investments, net of
   deferred federal income taxes.......................       91.6        60.5
  Treasury stock, at cost (0.8 million shares).........      (14.8)      (15.0)
                                                        ----------  ----------
    Total shareholders' equity.........................      872.9       754.5
                                                        ----------  ----------
    Total liabilities and shareholders' equity......... $  2,605.3  $  2,503.0
                                                        ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                              CITIZENS CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                        FOR THE YEARS ENDED
                                                            DECEMBER 31,
                                                        ----------------------
                                                         1997    1996    1995
                                                        ------  ------  ------
                                                           (IN MILLIONS)
PREFERRED STOCK
  Balance at beginning of year.........................    --      --   $100.0
  Redemption of preferred stock........................    --      --   (100.0)
                                                        ------  ------  ------
  Balance at end of year...............................    --      --      --
                                                        ------  ------  ------
COMMON STOCK
  Balance at beginning and end of year................. $  0.4  $  0.4  $  0.4
                                                        ------  ------  ------
ADDITIONAL PAID-IN CAPITAL
  Balance at beginning and end of year.................  156.1   156.1   156.1
                                                        ------  ------  ------
RETAINED EARNINGS
  Balance at beginning of year.........................  552.5   475.5   409.8
  Net income...........................................   94.2    84.1    74.9
  Dividends declared to shareholders...................   (7.1)   (7.1)   (9.2)
                                                        ------  ------  ------
  Balance at end of year...............................  639.6   552.5   475.5
UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS,
 NET OF DEFERRED FEDERAL INCOME TAXES
  Balance at beginning of year.........................   60.5    54.7   (20.4)
  Effect of transfer of securities from held-to-matu-
   rity to available-for- sale:
    Net appreciation on available-for-sale debt securi-
    ties...............................................    --      --      1.5
    Provision for deferred federal income taxes........    --      --     (0.5)
                                                        ------  ------  ------
  Total................................................    --      --      1.0
                                                        ------  ------  ------
  Appreciation on investments during the year:
    Net appreciation on available-for-sale securities..   47.8     9.0   114.1
    Provision for deferred federal income taxes........  (16.7)   (3.2)  (40.0)
                                                        ------  ------  ------
  Total................................................   31.1     5.8    74.1
                                                        ------  ------  ------
  Balance at end of year...............................   91.6    60.5    54.7
                                                        ------  ------  ------
TREASURY STOCK
  Balance at beginning of year.........................  (15.0)   (3.9)    --
  Shares purchased at cost.............................    --    (11.1)   (3.9)
  Shares reissued......................................    0.2     --      --
                                                        ------  ------  ------
  Balance at end of year...............................  (14.8)  (15.0)   (3.9)
                                                        ------  ------  ------
Total shareholders' equity............................. $872.9  $754.5  $682.8
                                                        ======  ======  ======


  The accompanying notes are an integral part of these consolidated financial statements.

                              CITIZENS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         FOR THE YEARS ENDED
                                                             DECEMBER 31,
                                                         ----------------------
                                                          1997    1996    1995
                                                         ------  ------  ------
                                                            (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.............................................  $ 94.2  $ 84.1  $ 74.9
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Net realized gains on investments....................   (28.8)  (15.0)   (3.8)
  Deferred federal income tax provision................     5.0     1.1     4.1
  Changes in assets and liabilities:
    Deferred policy acquisition expenses...............    (0.5)   (2.1)   (2.9)
    Premiums and notes receivable, net of reinsurance
     payable...........................................     0.6     5.4   (23.1)
    Unearned premiums, net of prepaid reinsurance pre-
     miums.............................................     8.6     2.6    15.9
    Reserve for losses and loss adjustment expenses,
     net of reinsurance recoverable....................   (29.9)   (8.1)   35.3
    Other, net.........................................    (0.6)    5.5    19.6
                                                         ------  ------  ------
  Net cash provided by operating activities............    48.6    73.5   120.0
                                                         ------  ------  ------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of available-for-sale debt securi-
 ties..................................................   306.1   470.4   511.3
Proceeds from available-for-sale debt securities ma-
 tured or called.......................................    95.4   148.3    95.2
Proceeds from held-to-maturity debt securities matured
 or called.............................................     --      --     10.6
Proceeds from sale of available-for-sale equity
 securities and other investments......................    76.3    73.7    47.8
Purchases of available-for-sale debt securities........  (487.0) (741.4) (637.2)
Purchases of available-for-sale equity securities and
 other investments.....................................   (31.3)  (42.5)  (93.9)
Change in net receivable from security transactions not
 settled...............................................    12.1    16.1   (19.2)
Other investing activities, net........................    (2.9)   (2.9)   (3.8)
                                                         ------  ------  ------
  Net cash used for investing activities...............   (31.3)  (78.3)  (89.2)
                                                         ------  ------  ------
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders.........................    (7.1)   (7.1)   (9.2)
Treasury stock purchased, at cost......................     --    (11.1)   (3.9)
Treasury shares reissued...............................     0.2     --      --
Redemption of Series A preferred stock.................     --      --   (100.0)
                                                         ------  ------  ------
  Net cash used for financing activities...............    (6.9)  (18.2) (113.1)
                                                         ------  ------  ------
Net increase (decrease) in cash and cash equivalents...    10.4   (23.0)  (82.3)
Cash and cash equivalents at beginning of year.........    36.1    59.1   141.4
                                                         ------  ------  ------
Cash and cash equivalents at end of year...............  $ 46.5  $ 36.1  $ 59.1
                                                         ======  ======  ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year:
  Federal income taxes.................................  $ 15.1  $ 17.3  $ 20.8

  The accompanying notes are an integral part of these consolidated financial statements.

                             CITIZENS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 A. BASIS OF CONSOLIDATION

  The consolidated financial statements include the accounts of Citizens Corporation, a Delaware corporation and non-insurance holding company; Citizens Insurance Company of America (Citizens Insurance), a Michigan corporation; Citizens Insurance Company of the Midwest, an Indiana corporation; and Citizens Insurance Company of Ohio, an Ohio corporation; (collectively, Citizens Insurance Operations) and Citizens Management Inc. (collectively, the Company). Approximately 82.5% of the Company is owned by The Hanover Insurance Company (Hanover). Hanover is an indirect wholly-owned subsidiary of Allmerica Financial Corporation (AFC), a Delaware corporation.

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

 C. INVESTMENTS

  In accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (Statement No. 115), the Company is required to classify its investments into one of three categories: held-to-maturity, available-for-sale or trading. Statement No. 115 also requires that unrealized holding gains and losses for trading securities be included in earnings, while unrealized gains and losses for available-for-sale securities be excluded from earnings and reported as a separate component of shareholders' equity until realized.

  In November 1995, the Financial Accounting Standards Board (FASB) issued a Special Report, A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities, which permitted companies to reclassify securities, where appropriate, based on the new guidance. As a result, the Company transferred all of the held-to-maturity category securities, with amortized cost and fair value of $35.0 million and $36.5 million, respectively, to the available-for-sale category, which resulted in a net increase in shareholders' equity of $1.0 million in 1995.

  Realized investment gains and losses are reported as a component of revenues based upon the specific-identification basis, using amortized cost for fixed maturities and cost for equity securities. Fixed maturities and equity securities with other than temporary declines in fair value are written down to estimated fair value resulting in the recognition of realized losses.

  Fair values for debt and equity securities are based on quoted market prices. For securities not actively traded, fair values are estimated using values obtained from independent pricing services.

                             CITIZENS CORPORATION

  Fixed maturities that are delinquent are placed on non-accrual status, and thereafter interest income is recognized only when cash payments are received.

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

 F. DEFERRED POLICY ACQUISITION EXPENSES

  Deferred policy acquisition expenses consist of commissions, premium taxes and other costs that vary with and are primarily related to the production of new and renewal business. The deferral is subject to ultimate recoverability and is charged to expense over the period in which the related premiums are earned. Deferred policy acquisition expenses are reviewed for each segment to determine that they do not exceed recoverable amounts, after considering anticipated investment income. If such costs are determined to be unrecoverable, they are expensed at the time of determination.

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

 G. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

  The reserve for losses and loss adjustment expenses (LAE) represents the accumulation of individual case estimates for reported losses and actuarial estimates for incurred but not reported losses and LAE. Assumed reserves are recorded as reported by the ceding organization. The reserve for losses and LAE is intended to cover the ultimate net cost of all losses and LAE incurred through the balance sheet date. The reserve is stated net of anticipated salvage and subrogation and gross of reinsurance ceded. Reinsurance recoverable on paid and unpaid losses is shown as a separate line of the balance sheet. The reserve estimates are continually reviewed and updated. The ultimate liability may be more or less than the current estimate. The effects of changes in the estimated reserve are included in the results of operations in the period in which the estimates are revised.

  The Company periodically purchases annuity contracts from various non-affiliated life insurance companies to settle claims currently. The present value of such annuities, where the Company remains primarily liable, is recorded in the accounts of the Company as both an other asset and other liability and amounted to $16.6 million and $16.8 million at December 31, 1997 and 1996, respectively.

                             CITIZENS CORPORATION

 H. FEDERAL INCOME TAXES

  The Company and its subsidiaries are included in the consolidated federal income tax return of its ultimate parent Allmerica Financial Corporation. Current federal income taxes are allocated among all affiliated companies based upon a written tax sharing agreement. This agreement requires the consolidated group to allocate tax to each member of the group on a separate return basis. Any tax losses or credits utilized by a profit member of the group shall be reimbursed to a loss member of the group when such loss member, on a separate return basis, could utilize the loss or credits incurred in a prior year.

  Deferred income taxes are generally recognized when assets and liabilities have different values for financial statement and tax reporting purposes, and for other temporary taxable and deductible differences as defined by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (Statement No. 109). These differences result primarily from loss reserves, policy acquisition expenses, unearned premiums and unrealized appreciation or depreciation on investments.

 I. EARNINGS PER COMMON SHARE

  Earnings per common share are based on the weighted average number of common shares and common share equivalents. The Board of Directors authorized the repurchase of 1.8 million shares or slightly less than five percent of its issued common stock and has purchased a total of 0.8 million shares since the implementation of the repurchase program in 1995. As of December 31, 1997, the Company is holding these shares as treasury stock for the purpose of funding current and future stock option awards and for other purposes.

  In 1997, the FASB issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (Statement No. 128) which supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share. This standard replaces the primary and fully diluted earnings per share with a basic and diluted earnings per share computation, and requires a dual presentation of basic and diluted earnings per share for those companies with complex capital structures. All earnings per share amounts for all periods have been presented to conform to the Statement No. 128 requirements. The adoption of the aforementioned standard had no effect on the Company's previously reported earnings per share.

 J. NEW ACCOUNTING PRONOUNCEMENTS

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (Statement No. 130), which establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement stipulates that comprehensive income reflect the change in equity of an enterprise during a period from transactions and other events and circumstances from non-owner sources. This statement is effective for fiscal years beginning after December 15, 1997. The Company anticipates that the adoption of Statement No. 130 will result primarily in reporting unrealized gains and losses on investments in debt and equity securities in comprehensive income.

  In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (Statement No. 131). Statement No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that selected information about those operating segments be reported in interim financial statements. This statement supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise. Statement No. 131 requires that all public enterprises report financial and

                             CITIZENS CORPORATION
descriptive information about their reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that it is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement is effective for fiscal years beginning after December 15, 1997. The Company has determined that the adoption of Statement No. 131 will not significantly change the Company's reportable segments.

  In December 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 97-3, Accounting by Insurance and Other Enterprises for Insurance-Related Assessments (Statement No. 97-3). Statement No. 97-3 provides guidance on when a liability should be recognized for guaranty fund and other assessments and on how to measure the liability. This statement allows for the discounting of the liability if the amount and timing of the cash payments are fixed and determinable. In addition, it provides criteria for when an asset may be recognized for a portion or all of the assessment liability or paid assessment that can be recovered through premium tax offsets or policy surcharges.

  This statement is effective for fiscal years beginning after December 15, 1998. The Company believes that the adoption of this statement will not have a material effect on the results of operations or financial position.

 K. RECLASSIFICATIONS

  Certain reclassifications have been made to the 1996 and 1995 consolidated financial statements in order to conform to the 1997 presentation.

                             CITIZENS CORPORATION

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

  A reconciliation of the Company's statutory net income and surplus to GAAP net income and shareholders' equity is as follows:

                                                       FOR THE YEARS ENDED
                                                               OR
                                                       AS OF DECEMBER 31,
                                                     -------------------------
                                                      1997     1996     1995
                                                     -------  -------  -------
                                                          (IN MILLIONS)
NET INCOME
Statutory net income................................ $ 102.2  $  84.7  $  71.2
Holding company net loss............................    (0.5)    (0.8)    (0.7)
Deferred policy acquisition expenses................     0.5      2.1      2.9
Deferred federal income tax provision...............    (5.0)    (1.1)    (4.1)
Postretirement benefits.............................     1.0      1.6      0.5
Other, net..........................................    (4.0)    (2.4)     5.1
                                                     -------  -------  -------
GAAP net income..................................... $  94.2  $  84.1  $  74.9
                                                     =======  =======  =======
SHAREHOLDERS' EQUITY
Statutory surplus................................... $ 724.1  $ 611.0  $ 496.2
Holding company investments.........................     1.5     13.3      7.3
Deferred policy acquisition expenses................    54.8     54.3     52.2
Non-admitted assets and statutory reserves..........    22.5     22.4     54.7
Deferred federal income taxes.......................     3.7     25.4     29.7
Postretirement benefit obligation...................    (6.5)    (7.5)    (9.1)
Fair value of available-for-sale debt securities in
 excess of
 statutory carrying value...........................    69.3     31.4     42.0
Other, net..........................................     3.5      4.2      9.8
                                                     -------  -------  -------
GAAP shareholders' equity........................... $ 872.9  $ 754.5  $ 682.8
                                                     =======  =======  =======

                             CITIZENS CORPORATION

3. INVESTMENTS

 Summary of Investments

  The Company accounts for its investments, all of which are classified as available-for-sale, in accordance with the provisions of Statement No. 115. The amortized cost and fair value of available-for-sale investments are as follows:

                                                DECEMBER 31, 1997
                                  ---------------------------------------------
                                  AMORTIZED  UNREALIZED   UNREALIZED    FAIR
                                    COST    APPRECIATION DEPRECIATION   VALUE
                                  --------- ------------ ------------ ---------
                                                  (IN MILLIONS)
U.S. government obligations...... $    18.3    $  1.1       $   --    $    19.4
States and political subdivi-
 sions...........................     955.2      45.2         (0.2)     1,000.2
Foreign government...............       5.2       0.7          --           5.9
Corporate debt securities........     427.5      22.9         (1.3)       449.1
Mortgage-backed securities.......      46.9       1.0         (0.1)        47.8
                                  ---------    ------       ------    ---------
  Total debt securities avail-
   able-for-sale................. $ 1,453.1    $ 70.9       $ (1.6)   $ 1,522.4
                                  =========    ======       ======    =========
Equity securities................ $   110.2    $ 73.8       $ (1.3)   $   182.7
                                  =========    ======       ======    =========
                                                DECEMBER 31, 1996
                                  ---------------------------------------------
                                  AMORTIZED  UNREALIZED   UNREALIZED    FAIR
                                    COST    APPRECIATION DEPRECIATION   VALUE
                                  --------- ------------ ------------ ---------
                                                  (IN MILLIONS)
U.S. government obligations...... $    18.4    $  1.2       $   --    $    19.6
States and political subdivi-
 sions...........................     955.0      19.2         (2.8)       971.4
Foreign government...............       4.2       0.7          --           4.9
Corporate debt securities........     334.6      13.4         (0.7)       347.3
Mortgage-backed securities.......      54.7       0.6         (0.2)        55.1
                                  ---------    ------       ------    ---------
  Total debt securities avail-
   able-for-sale................. $ 1,366.9    $ 35.1       $ (3.7)   $ 1,398.3
                                  =========    ======       ======    =========
Equity securities................ $   132.3    $ 60.1       $ (0.1)   $   192.3
                                  =========    ======       ======    =========

  Debt securities with an amortized cost of $8.5 million were on deposit with various states or government authorities as of December 31, 1997. There were no contractual fixed maturity investment commitments at December 31, 1997 and 1996, respectively.

  Unrealized gains and losses on available-for-sale securities are summarized as follows:

                                        FOR THE YEAR ENDED DECEMBER 31, 1997
                                      ----------------------------------------
                                         DEBT      EQUITY      OTHER
                                      SECURITIES SECURITIES INVESTMENTS TOTAL
                                      ---------- ---------- ----------- ------
                                                   (IN MILLIONS)
Net appreciation, beginning of year..   $ 20.5     $ 39.0     $  1.0    $ 60.5
  Net appreciation (depreciation) on
   available-for-sale securities.....     37.9       12.5       (2.6)     47.8
  (Provision) benefit for deferred
   federal income taxes..............    (13.3)      (4.4)       1.0     (16.7)
                                        ------     ------     ------    ------
Net appreciation (depreciation), end
 of year.............................   $ 45.1     $ 47.1     $ (0.6)   $ 91.6
                                        ======     ======     ======    ======

                             CITIZENS CORPORATION

                                      FOR THE YEAR ENDED DECEMBER 31, 1996
                                    -----------------------------------------
                                       DEBT      EQUITY      OTHER
                                    SECURITIES SECURITIES INVESTMENTS  TOTAL
                                    ---------- ---------- ----------- -------
                                                  (IN MILLIONS)
Net appreciation, beginning of
 year..............................  $  27.2     $ 26.0      $ 1.5    $  54.7
  Net (depreciation) appreciation
   on available-for-sale
   securities......................    (10.4)      20.1       (0.7)       9.0
  Provision (benefit) for deferred
   federal income taxes............      3.7       (7.1)       0.2       (3.2)
                                     -------     ------      -----    -------
Net appreciation, end of year......  $  20.5     $ 39.0      $ 1.0    $  60.5
                                     =======     ======      =====    =======
                                      FOR THE YEAR ENDED DECEMBER 31, 1995
                                    -----------------------------------------
                                       DEBT      EQUITY      OTHER
                                    SECURITIES SECURITIES INVESTMENTS  TOTAL
                                    ---------- ---------- ----------- -------
                                                  (IN MILLIONS)
Net (depreciation) appreciation,
 beginning of year.................  $ (25.3)    $  4.7      $ 0.2    $ (20.4)
Effect of transfers of securities
 from held-to-maturity to avail-
 able-for-sale:
  Net appreciation on available-
   for-sale securities.............      1.5        --         --         1.5
  Provision for deferred federal
   income taxes....................     (0.5)       --         --        (0.5)
                                     -------     ------      -----    -------
                                         1.0        --         --         1.0
Net unrealized appreciation during
 the year, net of deferred federal
 income taxes:
  Net appreciation.................     79.3       32.8        2.0      114.1
  Provision for deferred federal
   income taxes....................    (27.8)     (11.5)      (0.7)     (40.0)
                                     -------     ------      -----    -------
                                        51.5       21.3        1.3       74.1
                                     -------     ------      -----    -------
Net appreciation, end of year......  $  27.2     $ 26.0      $ 1.5    $  54.7
                                     =======     ======      =====    =======

 Expected Maturities of Debt Securities

  The amortized cost and fair value of debt securities, by contractual maturity, are as follows:

                                                          DECEMBER 31, 1997
                                                     ---------------------------
                                                     AMORTIZED   FAIR
                                                       COST      VALUE
                                                     --------- ---------
                                                            (IN MILLIONS)
Due in one year or less............................. $    58.2 $    58.6
Due after one year through five years...............     383.3     403.4
Due after five years through ten years..............     298.4     311.0
Due after ten years.................................     713.2     749.4
                                                     --------- ---------
                                                     $ 1,453.1 $ 1,522.4
                                                     ========= =========

  Mortgage-backed securities are included above in the category representing their ultimate maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                             CITIZENS CORPORATION

 Net Investment Income

  The following is a summary of the sources of net investment income:

                                                         FOR THE YEARS ENDED
                                                            DECEMBER 31,
                                                        -----------------------
                                                         1997     1996    1995
                                                        -------  ------  ------
                                                            (IN MILLIONS)
Debt securities........................................ $  95.7  $ 82.6  $ 73.1
Equity securities......................................     4.3     4.2     4.5
Other investments......................................     4.0     5.6     2.4
Cash and cash equivalents..............................     2.2     1.8     4.4
                                                        -------  ------  ------
  Total investment income..............................   106.2    94.2    84.4
Investment expenses....................................    (4.4)   (5.3)   (5.6)
                                                        -------  ------  ------
  Net investment income................................ $ 101.8  $ 88.9  $ 78.8
                                                        =======  ======  ======

  Included in income from other investments was income from limited partnerships of $3.2 million and $4.4 million for the years ended December 31, 1997 and 1996, respectively. The Company had no income from limited partnerships for the year ended December 31, 1995.

  There were no debt securities that were non-income producing for the twelve months ended December 31, 1997. The Company had no concentration in an individual issuer that exceeded 10% of shareholders' equity at December 31, 1997.

 Net Realized Gains and Losses

  Realized gains (losses) were as follows:

                                                             FOR THE YEARS
                                                           ENDED DECEMBER 31,
                                                          ---------------------
                                                           1997   1996    1995
                                                          ------ ------  ------
                                                             (IN MILLIONS)
Debt securities.......................................... $  1.5 $ (2.4) $ (1.7)
Equity securities........................................   27.3   17.4     5.5
                                                          ------ ------  ------
                                                          $ 28.8 $ 15.0  $  3.8
                                                          ====== ======  ======

 Voluntary Sales and Related Gross Gains and Gross Losses on Available-for-Sale Securities

  Proceeds from voluntary sales of debt securities in 1997, 1996, and 1995 were $306.1 million, $470.4 million and $511.3 million, respectively. Gross gains in 1997, 1996, and 1995 of $3.9 million, $3.2 million and $6.3 million were realized on those sales, respectively. Gross losses in 1997, 1996, and 1995 of $2.9 million, $5.6 million and $8.0 million were realized on those sales, respectively. Proceeds from voluntary sales of equity securities in 1997, 1996, and 1995 were $69.3 million, $70.6 million and $45.8 million, respectively. Gross gains in 1997, 1996, and 1995 of $27.5 million, $17.8 million, and $7.7 million were realized on these sales, respectively. Gross losses in 1997, 1996, and 1995 of $0.2 million, $0.4 million, and $2.2 million were realized on those sales, respectively.

                             CITIZENS CORPORATION

4. DEFERRED POLICY ACQUISITION EXPENSES

  The following reflects the amounts of policy acquisition expenses deferred and amortized:

                                                      FOR THE YEARS ENDED
                                                          DECEMBER 31,
                                                   ----------------------------
                                                     1997      1996      1995
                                                   --------  --------  --------
                                                         (IN MILLIONS)
Balance, beginning of year........................ $   54.3  $   52.2  $   49.3
Policy acquisition expenses deferred..............    165.4     166.2     162.5
Amortization expense..............................   (164.9)   (164.1)   (159.6)
                                                   --------  --------  --------
Balance, end of year.............................. $   54.8  $   54.3  $   52.2
                                                   ========  ========  ========

5. FEDERAL INCOME TAXES

  Provisions for federal income taxes have been calculated in accordance with the provisions of Statement No. 109. A summary of the federal income tax expense in the consolidated statements of income is as follows:

                                                               FOR THE YEARS
                                                             ENDED DECEMBER 31,
                                                            --------------------
                                                             1997   1996   1995
                                                            ------ ------ ------
                                                               (IN MILLIONS)
Current.................................................... $ 19.6 $ 20.3 $ 17.6
Deferred...................................................    5.0    1.1    4.1
                                                            ------ ------ ------
  Total.................................................... $ 24.6 $ 21.4 $ 21.7
                                                            ====== ====== ======

  Deferred federal income tax assets and liabilities are comprised of the following:

                                                                   DECEMBER 31,
                                                                   -------------
                                                                    1997   1996
                                                                   ------ ------
                                                                   (IN MILLIONS)
DEFERRED FEDERAL INCOME TAX ASSETS
Discount of reserve for losses and loss adjustment expenses....... $ 43.0 $ 46.1
Unearned premiums.................................................   21.5   21.0
Postretirement benefits...........................................    5.5    5.5
Pension benefits..................................................    3.7    2.9
Alternative minimum tax carry forward.............................    0.4    1.2
Other.............................................................    2.6    5.6
                                                                   ------ ------
  Total deferred federal income tax assets........................   76.7   82.3
                                                                   ====== ======
Deferred federal income tax liabilities
Deferred policy acquisition expenses..............................   19.2   19.0
Unrealized appreciation on available-for-sale securities..........   49.1   32.5
Other.............................................................    4.7    5.4
                                                                   ------ ------
  Total deferred federal income tax liabilities...................   73.0   56.9
                                                                   ------ ------
Net deferred federal income tax asset............................. $  3.7 $ 25.4
                                                                   ====== ======

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

                             CITIZENS CORPORATION

  The provision for federal income tax expense differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate (35%) to income before federal income taxes and cumulative effect of a change in accounting. The sources of the difference and the tax effects of each were as follows:

                                                            FOR THE YEARS
                                                          ENDED DECEMBER 31,
                                                         ----------------------
                                                          1997    1996    1995
                                                         ------  ------  ------
                                                            (IN MILLIONS)
Tax provision at statutory rate......................... $ 41.6  $ 36.9  $ 33.8
Tax-exempt interest.....................................  (16.2)  (15.0)  (13.0)
Dividends received deduction............................   (1.5)   (0.6)   (0.7)
Other, net..............................................    0.7     0.1     1.6
                                                         ------  ------  ------
Federal income tax expense.............................. $ 24.6  $ 21.4  $ 21.7
                                                         ------  ------  ------
Effective tax rate......................................   20.7%   20.3%   22.5%
                                                         ======  ======  ======

  The Company's federal income tax returns are routinely audited by the IRS, and provisions are made in the financial statements in anticipation of the results of these audits. In management's opinion, adequate tax liabilities have been established for all years. However, the amount of these tax liabilities could be revised in the near term if estimates of the Company's ultimate liability are revised.

6. REINSURANCE

  The Company maintains a reinsurance program designed to protect against large or unusual losses and allocated LAE activity. This includes pro-rata, excess of loss reinsurance and catastrophe reinsurance. Catastrophe reinsurance serves to protect the ceding insurer from significant aggregate losses arising from a single event such as windstorm, hail, hurricane, tornado, riot or other extraordinary events. Most reinsurance treaties are negotiated by the Company's parent through a broker and provide coverage for all of the subsidiaries of Allmerica Property & Casualty Companies, Inc., including the Company. The Company remains contingently liable in the event that a reinsurer is unable to meet the obligations assumed under the reinsurance agreements.

  Under the 1997 casualty reinsurance program, the reinsurers are responsible for 100% of the amount of each loss in excess of $0.5 million per occurrence up to $30.5 million for general liability and workers' compensation. Additionally, this reinsurance covers workers' compensation losses in excess of $30.5 million to $60.5 million per occurrence. Amounts in excess of $60.5 million are retained 100% by the Company. Under the Company's 1997 catastrophe reinsurance program, the Company retains 5% of losses in excess of $10.0 million, up to $25.0 million. For losses in excess of $25.0 million and up to $180.0 million, the Company retains 10% of the loss. Amounts in excess of $180.0 million are retained 100% by the Company. In 1996, the Company had additional catastrophe coverage which reinsured 90% of $5.0 million for aggregated catastrophe losses in excess of $5.0 million which individually exceed $1.0 million. In 1997 and 1996, the Company recovered $1.2 million and $4.6 million on its catastrophe coverage, respectively. In 1995, the Company did not exceed the minimum catastrophe levels.

  Effective January 1, 1998, the Company modified its catastrophe reinsurance program to include a higher retention. Under the Company's 1998 catastrophe reinsurance program, the Company retains the first $45 million. For losses in excess of $45 million and up to $180.0 million, the Company retains 10% of the loss. Amounts in excess of $180.0 million are retained 100% by the Company.

  Citizens Insurance cedes 100% of business written in specific states to Hanover. Citizens Insurance also assumes certain business from Hanover which was written by Hanover on behalf of Citizens Insurance. Premiums receivable at December 31, 1997 and 1996, include $0.9 million and $1.6 million, respectively, of premiums due to Citizens Insurance from Hanover on assumed business. In addition, other liabilities at December 31, 1997 and 1996, include $1.8 million and $2.7 million, respectively, of claim payments due from Citizens Insurance to Hanover on

                             CITIZENS CORPORATION
business assumed. Unearned premiums at December 31, 1997 and 1996, include $5.0 million and $4.1 million, respectively, and reserve for losses and LAE at December 31, 1997 and 1996, include $24.5 million and $22.9 million, respectively, from Hanover assumed business.

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

  The Company is subject to concentration of risk with respect to reinsurance ceded through a pooling arrangement. As a condition to the ability to conduct personal automobile business in the state of Michigan, the Company is required under Michigan law to participate in a pooling arrangement with the Michigan Catastrophic Claims Association (MCCA). The Company is indemnified by the MCCA for personal protection insurance losses in excess of $0.25 million. The Company cedes a significant portion of its private passenger automobile premiums to the MCCA. Ceded premiums earned to MCCA in 1997, 1996, and 1995 were $9.8 million, $50.5 million and $66.8 million, respectively. The decrease in ceded premiums earned to MCCA reflects a reduction in premiums charged per policyholder by MCCA. Losses and LAE ceded to MCCA in 1997, 1996, and 1995 were ($0.8) million, ($52.9) million and $62.9 million, respectively. In 1997 and 1996, the MCCA's favorable development on prior year reserves exceeded the losses and LAE incurred during the year.

  Net written and earned premiums and losses and LAE incurred included reinsurance activity as follows:

                                              FOR THE YEARS ENDED DECEMBER 31,
                                              ---------------------------------
                                                 1997       1996        1995
                                              ---------- ----------  ----------
                                                       (IN MILLIONS)
Net premiums written
Direct....................................... $  1,038.4 $  1,030.0  $  1,024.3
Assumed......................................       14.2       17.4        19.5
Ceded:
  Hanover....................................      143.5      124.2       112.3
  Nonaffiliates..............................       45.4       85.0        97.8
                                              ---------- ----------  ----------
    Net premiums written..................... $    863.7 $    838.2  $    833.7
                                              ========== ==========  ==========
Net premiums earned
Direct....................................... $  1,022.6 $  1,019.6  $  1,003.7
Assumed......................................       14.0       17.0        20.4
Ceded:
  Hanover....................................      134.7      117.8       107.2
  Nonaffiliates..............................       46.6       83.3        99.1
                                              ---------- ----------  ----------
    Net premiums earned...................... $    855.3 $    835.5  $    817.8
                                              ========== ==========  ==========
Losses and LAE incurred
Direct....................................... $    710.8 $    645.5  $    695.6
Assumed......................................       25.3       10.3        16.8
Ceded:
  Hanover....................................       81.6       85.1        63.5
  Nonaffiliates..............................       15.8      (33.7)       70.6
                                              ---------- ----------  ----------
    Losses and LAE incurred.................. $    638.7 $    604.4  $    578.3
                                              ========== ==========  ==========

                             CITIZENS CORPORATION

  Reinsurance recoverables on paid and unpaid losses and ceded prepaid premiums were as follows:

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1997    1996
                                                                ------- -------
                                                                 (IN MILLIONS)
Reinsurance recoverable on paid and unpaid losses
  Hanover...................................................... $ 123.4 $ 115.7
  MCCA.........................................................   280.2   292.0
  Nonaffiliates................................................    70.7    69.1
                                                                ------- -------
                                                                $ 474.3 $ 476.8
                                                                ======= =======
Prepaid premiums
  Hanover...................................................... $  65.6 $  56.8
  Nonaffiliates................................................     4.8     6.0
                                                                ------- -------
                                                                $  70.4 $  62.8
                                                                ======= =======

7. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

  The Company regularly updates its reserve estimates as new information becomes available and further events occur which may impact the resolution of unsettled claims. Changes in prior reserve estimates are reflected in results of operations in the year such changes are determined to be needed and recorded.

  The table below provides a reconciliation of the beginning and ending reserve for unpaid losses and LAE for the years ended December 31:

                                                    1997      1996      1995
                                                  --------  --------  --------
                                                        (IN MILLIONS)
Reserve for losses and LAE, beginning of year.... $1,238.5  $1,291.6  $1,196.6
Incurred losses and LAE, net of reinsurance
 recoverable:
  Provision for insured events of current year...    708.2     662.8     625.3
  Decrease in provision for insured events of
   prior years...................................    (69.5)    (58.4)    (47.0)
                                                  --------  --------  --------
Total incurred losses and LAE....................    638.7     604.4     578.3
                                                  --------  --------  --------
Payments, net of reinsurance recoverable:
  Losses and LAE attributable to insured events
   of current year...............................    382.9     365.9     322.1
  Losses and LAE attributable to insured events
   of prior years................................    280.4     239.1     223.4
                                                  --------  --------  --------
Total payments...................................    663.3     605.0     545.5
                                                  --------  --------  --------
Change in reinsurance recoverable on unpaid
 losses..........................................     (7.8)    (52.5)     62.2
                                                  --------  --------  --------
Reserve for losses and LAE, end of year.......... $1,206.1  $1,238.5  $1,291.6
                                                  ========  ========  ========

 Loss Development

  As part of an ongoing process, the reserves, net of reinsurance, have been re-estimated for all prior accident years and were decreased by $69.5 million, $58.4 million and $47.0 million in 1997, 1996, and 1995, respectively. The increase in favorable development of $11.1 million in 1997 reflects improved severity in the workers' compensation line where favorable development increased $13.9 million to $35.7 million and in the commercial multiple peril line where favorable development increased $7.0 million to $4.3 million, partially offset by less favorable development in the personal automobile line, where favorable development decreased $10.5 million to $22.5 million in 1997. The increase in favorable development of $11.4 million in 1996 reflects improved severity in the personal automobile line, where favorable development increased $28.6 million to $33.0 million in 1996, partially offset by less favorable development in the workers' compensation line of $10.9 million.

                             CITIZENS CORPORATION

  Citizens favorable development in 1997 primarily reflects a modest shift over the past few years of the workers' compensation business to Western and Northern Michigan, which have demonstrated more favorable loss experience than Eastern Michigan. The favorable development in 1996 and 1995 primarily reflects the initiatives taken by the Company to manage medical costs in both the automobile and workers' compensation lines, as well as the impact of the Michigan Supreme Court ruling on workers' compensation indemnity payments in 1995, which decreases the maximum amount to be paid for indemnity cases on all existing and future claims.

  This favorable development reflects the Company's reserving philosophy consistently applied over these periods. Conditions and trends that have affected development of the loss and LAE reserves in the past may not necessarily occur in the future.

  Due to the nature of business written by the Company, the exposure to environmental liabilities is relatively small. Losses and LAE reserves related to environmental damage and toxic tort liability, included in the total reserve for losses and LAE were $19.0 million and $20.6 million at the end of 1997 and 1996, respectively, net of reinsurance of $7.0 million and $3.5 million, respectively. The Company does not specifically underwrite policies that include this coverage, but as case law expands policy provisions and insurers' liability beyond the intended coverage, the Company has been required to defend such claims. Due to their unusual nature and absence of historical claims data, reserves for these claims are not determined using historical experience to project future losses. The Company estimated its ultimate liability for these claims based upon currently known facts, reasonable assumptions where the facts are not known, current law and methodologies currently available. Although these claims are not material, their existence gives rise to uncertainty and is discussed because of the possibility, however remote, that they may become material. The environmental liability could be revised in the near term if the estimates used in determining the liability are revised. Management believes that, notwithstanding the evolution of case law expanding liability in environmental claims, recorded reserves related to these claims are adequate and the Company is not aware of any litigation or pending claims that may result in additional material liabilities in excess of recorded reserves.

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

8. PENSION PLANS

  The Company provides retirement benefits to substantially all of its employees, under a defined benefit pension plan (the "Plan"). Benefits under this defined benefit formula were frozen for most employees effective December 31, 1994. In its place, the Company adopted a defined benefit cash balance formula, under which the

                             CITIZENS CORPORATION

Company annually provides an allocation to each eligible employee as a percentage of that employee's salary, similar to a defined contribution plan arrangement. The 1997, 1996, and 1995 allocations were based on 7.0% of each employee's salary. The Company's policy for the Plan is to fund at least the minimum amount required by the Employee Retirement Income Security Act of 1974.

  Net pension expense included the following components:

                                                            FOR THE YEARS
                                                          ENDED DECEMBER 31,
                                                         ----------------------
                                                          1997    1996    1995
                                                         ------  ------  ------
                                                            (IN MILLIONS)
Service cost--benefits earned........................... $  4.0  $  3.8  $  4.0
Interest cost on projected benefit obligation...........    2.8     2.5     1.8
Actual return on Plan assets............................   (3.8)   (1.3)   (9.3)
Net amortization and deferral...........................    --     (2.3)    6.4
                                                         ------  ------  ------
  Net pension expense................................... $  3.0  $  2.7  $  2.9
                                                         ======  ======  ======

  The following table sets forth the Plan's funded status and amounts recognized in the Company's financial statements.

                                                                DECEMBER 31,
                                                                --------------
                                                                 1997    1996
                                                                ------  ------
                                                                (IN MILLIONS)
Actuarial present value of benefit obligations
  Vested benefit obligation.................................... $ 40.7  $ 36.0
  Unvested benefit obligation..................................    1.4     1.3
                                                                ------  ------
    Accumulated benefit obligation............................. $ 42.1  $ 37.3
                                                                ======  ======
Pension liability included in consolidated balance sheets
  Projected benefit obligation................................. $ 46.5  $ 41.2
  Plan assets at fair value....................................   36.4    34.1
                                                                ------  ------
    Plan assets less than projected benefit obligation.........  (10.1)   (7.1)
  Unrecognized net loss from past experience...................    4.4     5.0
  Unrecognized prior service benefit...........................   (5.4)   (6.0)
  Unamortized transition asset.................................   (1.6)   (1.9)
                                                                ------  ------
    Net pension liability...................................... $(12.7) $(10.0)
                                                                ======  ======

  Determination of the projected benefit obligation was based on a weighted average discount rate of 7% at December 31, 1997 and 1996. The assumed long-term rate of return on plan assets was 9% for both years. The actuarial present value of the projected benefit obligation was determined using assumed rates of increase in future compensation levels ranging from 5% to 5.5%. Plan assets are invested primarily in various separate accounts and the general account of First Allmerica Financial Life Insurance Company (FAFLIC), an affiliate of the Company. The Plan also holds stock of Allmerica Financial Corporation, the ultimate parent of the Company.

  The Company also has a 401(k) Matched Savings Plan, a defined contribution plan. Effective with the 1995 plan year, the Company began matching employee elective 401(k) contributions, up to a maximum percentage determined annually by the Board of Directors. During 1997, 1996, and 1995, the Company matched 50% of employees' contributions up to 6% of eligible compensation. The total expenses related to these plans were $0.3 million, $1.8 million and $1.4 million, in 1997, 1996, and 1995, respectively.

                             CITIZENS CORPORATION

  On January 1, 1998, all of the employees of the Company will be transferred to FAFLIC. In addition, the Company's benefit plans will be merged with the existing benefit plans of FAFLIC. Accordingly, the assets and liabilities related to the Company's plans will be transferred to FAFLIC. Beginning in 1998, the Company will be charged actual salaries and benefit costs for services provided to the Company by FAFLIC employees. The transfer of employees and benefit plans to FAFLIC will not have a material impact on the results of operations or financial position of the Company.

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

  The components of net periodic postretirement benefit expense were as follows:

                                                            FOR THE YEARS
                                                          ENDED DECEMBER 31,
                                                         ----------------------
                                                          1997    1996    1995
                                                         ------  ------  ------
                                                            (IN MILLIONS)
Service cost............................................ $  0.4  $  0.6  $  1.2
Interest cost...........................................    0.7     0.7     1.3
Net amortization........................................    --      0.1     0.1
Prior service cost......................................   (0.9)   (0.9)    --
                                                         ------  ------  ------
Net postretirement benefit expense...................... $  0.2  $  0.5  $  2.6
                                                         ======  ======  ======

  The plans' status and the amounts recognized in the Company's consolidated balance sheets were as follows:

                                                                DECEMBER 31,
                                                               ----------------
                                                                1997     1996
                                                               -------  -------
                                                               ( IN MILLIONS)
Accumulated postretirement benefit obligation:
  Retirees.................................................... $   5.8  $   6.4
  Other fully eligible plan participants......................     1.0      1.2
  Other active plan participants..............................     3.5      4.0
                                                               -------  -------
Accumulated postretirement benefit obligation.................    10.3     11.6
Unrecognized prior service cost...............................     6.3      7.2
Unrecognized loss.............................................    (1.1)    (3.1)
                                                               -------  -------
Accrued postretirement benefit cost........................... $  15.5  $  15.7
                                                               =======  =======

                             CITIZENS CORPORATION

  For purposes of measuring the accumulated postretirement benefit obligation at December 31, 1997, health care costs were assumed to decrease to 8.0% in 1998, declining thereafter until the ultimate rate of 5.5% is reached in 2001 and remaining at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1% in each year would increase the medical accumulated postretirement benefit obligation as of December 31, 1997 by $0.6 million, or 8.5%, and the aggregate of the service and interest cost components of annual net periodic postretirement benefit expense by $0.1 million, or 8.6%.

  The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7% as of December 31, 1997 and 1996. The assumed rate of future annual salary increases range was 5.5% at both valuation dates.

  As described in Note 8, the liabilities related to the Company's plan, net of the deferred tax asset, will be transferred to FAFLIC, effective January 1, 1998.

10. RELATED PARTY TRANSACTIONS

  The Company declared dividends to Hanover as follows:

                                                              FOR THE YEARS
                                                            ENDED DECEMBER 31,
                                                           --------------------
                                                            1997   1996   1995
                                                           ------ ------ ------
                                                              (IN MILLIONS)
Common stock dividends.................................... $  5.8 $  5.8 $  5.8
Preferred stock dividends.................................    --     --     2.0
                                                           ------ ------ ------
  Total declared dividends to Hanover..................... $  5.8 $  5.8 $  7.8
                                                           ====== ====== ======

  The Company is a party to a consolidated service agreement along with all other affiliates under which FAFLIC and Hanover provide management, space, technology and other services. Charges for these services are based on full cost including all direct and indirect overhead costs and amounted to $20.5 million, $13.3 million and $9.7 million in 1997, 1996, and 1995, respectively.

  Also under the consolidated service agreement, Citizens provided technology services to Hanover. Charges for these services amounted to $6.4 million and $0.7 million in 1997 and 1996, respectively. Charges in 1995 were insignificant.

  The Company provides data processing, claims adjusting, underwriting, and bond operation services to Hanover on business assumed from Hanover. These items are treated as assumed expenses by the Company.

11. STOCK OPTIONS

  In October 1995 the FASB issued Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (Statement No. 123). The standard is effective for fiscal years beginning after December 15, 1995, and requires the Company either to apply a fair value measure to any stock-based compensation granted by the Company after December 31, 1994, or continue to apply the valuation provisions of existing accounting standards, but with pro-forma net income and earnings per share disclosures using a fair value methodology to value the stock-based compensation. Beginning the year ended December 31, 1996, the Company has elected to continue to apply the valuation provisions of existing accounting standards (APB 25) in accounting for its stock options and, accordingly, no compensation cost has been recognized for stock options in the financial statements. The pro-forma effect of applying Statement No. 123 is not material.

                             CITIZENS CORPORATION

  Effective March 9, 1994, the Company adopted a Long Term Stock Incentive Plan (the "Plan"). Key employees of the Company and Citizens Insurance are eligible for awards pursuant to the Plan administered by the Compensation Committee of the Board of Directors (the "Committee") of the Company. Under the terms of the Plan, options may be granted to eligible employees at a price not less than the market price of the Company's common stock on the date of grant. Option shares may be exercised subject to the terms prescribed by the Committee at the time of grant, otherwise options vest at the rate of 20% annually for five consecutive years and must be exercised not later than ten years from the date of grant.

  Information regarding the Company's stock option plan is summarized below:

                                   1997             1996             1995
                             ---------------- ---------------- ----------------
                                     WEIGHTED         WEIGHTED         WEIGHTED
                                     AVERAGE          AVERAGE          AVERAGE
                                     EXERCISE         EXERCISE         EXERCISE
                             OPTIONS  PRICE   OPTIONS  PRICE   OPTIONS  PRICE
                             ------- -------- ------- -------- ------- --------
Outstanding at beginning of
 year....................... 100,500  $17.38   70,500  $16.46  33,500   $15.25
Granted.....................     --      --    52,000   18.36  56,500    16.84
Exercised...................   7,800   17.14    1,500   15.79     --       --
Forfeited...................  16,900   17.52   20,500   16.83  19,500    15.46
                             -------  ------  -------  ------  ------   ------
Outstanding at end of year..  75,800  $17.37  100,500  $17.38  70,500   $16.46
                             -------  ------  -------  ------  ------   ------
Options exercisable at end
 of year....................  22,900  $16.89   12,700  $16.28   3,300   $15.25
                             =======  ======  =======  ======  ======   ======

  No options expired during 1997, 1996, and 1995. Exercise prices for options outstanding as of December 31, 1997 ranged from $15.25 to $18.875. The weighted average remaining contractual life of these options is 7.8 years. At December 31, 1997, there were 58,000 option shares available for future grant. The fair value of each option is estimated at the date of grant using the Black-Scholes option-pricing model. The weighted average fair values of options granted in 1996 and 1995 were $7.98 and $9.22, respectively. There were no options granted during 1997. Principal assumptions used in applying the Black-Scholes model were as follows:

                                                         1997    1996     1995
                                                        ------ -------- --------
Risk-free interest rate................................   --   5.3-6.3% 6.4-7.9%
Expected life, in years................................   --    2.5-7    2.5-7
Expected volatility....................................   --    18.8%    22.0%
Expected dividend yield................................   --     1.1%   1.1-1.2%

12. COMMITMENTS AND CONTINGENCIES

  The Company has certain operating lease agreements for property and equipment. At December 31, 1997, future minimum rental payments under non-cancelable long-term operating leases were $9.9 million, payable as follows:
1998--$2.7 million; 1999--$2.3 million; 2000--$1.7 million; 2001--$1.1 million; 2002--$0.9 million; and $1.2 million thereafter. All leases expire prior to the year 2005. It is expected that, in the normal course of business, leases that expire will be renewed or replaced by leases on other property and equipment; thus, it is anticipated that future minimum lease commitments will not be less than the amounts shown for 1998. Certain equipment and fixture leases are subject to buy out options. Rent expense, excluding related party charges, was $3.3 million, $3.3 million, and $3.3 million in 1997, 1996, and 1995, respectively.

 Litigation

  The Company has been named a defendant in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these

                             CITIZENS CORPORATION
proceedings will not have a material effect on the consolidated financial statements. However, liabilities related to these proceedings could be established in the near term if estimates of the ultimate resolution of these proceedings are revised.

Year 2000

  The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Although the Company does not believe that there is a material contingency associated with the Year 2000 project, there can be no assurance that exposure for material contingencies will not arise.

13. DIVIDEND RESTRICTION AND REGULATORY MATTERS

  Michigan limits the payment of dividends and other distributions to shareholders. Under current law, cash dividends may only be paid from earnings and policyholders' surplus. In addition, a Michigan insurer may not pay an "extraordinary" dividend to its stockholders without the prior approval of the Michigan Commissioner. An extraordinary dividend or distribution is defined as a dividend or distribution of cash or other property whose fair market value, together with that of other dividends and distributions made within the preceding 12 months, exceeds the greater of 10% of policyholders' surplus as of December 31 of the immediately preceding year or the statutory net income less realized gains, for the immediately preceding calendar year. Based upon the 1997 statutory financial statements of Citizens Insurance, the maximum dividend that may be paid to Citizens Corporation at January 1, 1998, without prior approval from the Michigan Commissioner of Insurance, is $86.9 million.

                             CITIZENS CORPORATION

14. SEGMENT INFORMATION

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

  The following is a review of segment results. Investments are available for payments of claims and expenses for all products. Investment income, realized gains and total assets have not been identified to specific segments.

                               FOR THE YEARS ENDED DECEMBER 31,
               ----------------------------------------------------------------
                                                              INCOME
                                                              BEFORE
                                         NET                  FEDERAL
               NET PREMIUMS INVESTMENT REALIZED UNDERWRITING  INCOME    TOTAL
                  EARNED      INCOME     GAIN   PROFIT (LOSS)  TAXES   ASSETS
               ------------ ---------- -------- ------------- ------- ---------
                                        (IN MILLIONS)
1997
  Personal....   $ 583.3                           $  (8.8)
  Commercial..     272.0                              (2.4)
                 -------     -------    ------     -------    ------- ---------
    Total.....   $ 855.3     $ 101.8    $ 28.8     $ (11.2)   $ 118.8 $ 2,605.3
                 =======     =======    ======     =======    ======= =========
1996
  Personal....   $ 554.6                           $  (1.3)
  Commercial..     280.9                               2.0
                 -------     -------    ------     -------    ------- ---------
    Total.....   $ 835.5     $  88.9    $ 15.0     $   0.7    $ 105.5 $ 2,503.0
                 =======     =======    ======     =======    ======= =========
1995
  Personal....   $ 536.2                           $ (26.6)
  Commercial..     281.6                              40.0
                 -------     -------    ------     -------    ------- ---------
    Total.....   $ 817.8     $  78.8    $  3.8     $  13.4    $  96.6 $ 2,470.8
                 =======     =======    ======     =======    ======= =========

                              CITIZENS CORPORATION

15. QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

                                        FOR THE THREE MONTHS ENDED, 1997
                                  ---------------------------------------------
                                   MARCH 31    JUNE 30    SEPT. 30    DEC. 31
                                  ----------- ---------- ----------- ----------
                                     (IN MILLIONS, EXCEPT COMMON SHARE DATA)
Total revenues...................  $    254.7 $    237.1  $    249.7 $    250.9
Net income.......................  $     28.4 $     16.6  $     17.3 $     31.9
Net income available to common
 shareholders' per share (basic
 and diluted)....................  $     0.80 $     0.47  $     0.50 $     0.90
Dividends declared per common
 share...........................  $     0.05 $     0.05  $     0.05 $     0.05
                                        FOR THE THREE MONTHS ENDED, 1996
                                  ---------------------------------------------
                                   MARCH 31    JUNE 30    SEPT. 30    DEC. 31
                                  ----------- ---------- ----------- ----------
                                   (IN MILLIONS, EXCEPT PER COMMON SHARE DATA)
Total revenues...................  $    240.4 $    234.4  $    234.8 $    236.0
Net income.......................  $     22.5 $     12.1  $     27.1 $     22.4
Net income available to common
 shareholders' per share (basic
 and diluted)....................  $     0.63 $     0.34  $     0.77 $     0.63
Dividends declared per common
 share...........................  $     0.05 $     0.05  $     0.05 $     0.05
                                        FOR THE THREE MONTHS ENDED, 1995
                                  ---------------------------------------------
                                   MARCH 31    JUNE 30    SEPT. 30    DEC. 31
                                  ----------- ---------- ----------- ----------
                                   (IN MILLIONS, EXCEPT PER COMMON SHARE DATA)
Total revenues...................  $    216.2 $    226.0  $    234.0 $    230.3
Net income.......................  $     11.6 $     24.0  $     20.9 $     18.4
Net income available to common
 shareholders' per share (basic
 and diluted)....................  $     0.29 $     0.64  $     0.58 $     0.51
Dividends declared per common
 share...........................  $     0.05 $     0.05  $     0.05 $     0.05

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  NONE

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  A description of the directors, including those nominated for election as directors at the Annual Meeting of Shareholders of the Registrant, is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 1998, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

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

JOHN F. O'BRIEN, 54
Chairman of the Board and Chief Executive Officer of the Company since 1992
 President of the Company since 1994

  John F. O'Brien has been a Director of Citizens Insurance since March 1992 and Citizens, for which he also serves as President and Chief Executive Officer, since December 1992. Mr. O'Brien has also served as Director, President and Chief Executive Officer of Allmerica Property & Casualty since August 1992, and has also been a Director of Hanover since September 1989. In addition, Mr. O'Brien has served as a Director, Chief Executive Officer and President of Allmerica Financial Corporation ("AFC") since February 1995 and of First Allmerica Financial Life Insurance Company ("FAFLIC") since August 1989. Mr. O'Brien is also a trustee or director and executive officer of Allmerica Investment Trust, Allmerica Securities Trust, and Allmerica Funds. Additionally, Mr. O'Brien is a director and/or holds offices at various other non-public FAFLIC affiliates including SMA Financial Corp. and Allmerica Financial Life Insurance and Annuity Company ("AFLIAC"). Mr. O'Brien also currently serves as a Director of The TJX Companies, Inc., an off-price family apparel retailer, ABIOMED, Inc., a medical device company, Cabot Corporation, a diversified specialty chemicals and materials and energy company, and The Life Insurance Association of Massachusetts, and serves as a member on the Steering Committee on Financial Services of The American Council of Life Insurance. He also currently serves as a member of the executive committee of the Massachusetts Capital Resource Company, a Massachusetts investment partnership. Prior to joining FAFLIC, Mr. O'Brien served as an officer of FMR Corp., the parent company of various financial services companies in the Fidelity Group, and a director and/or an executive officer at various other of FMR Corp.'s affiliates.

BRUCE C. ANDERSON, 53
Vice President of the Company since 1997

  Bruce C. Anderson has been Vice President of Citizens and APY since March 1997 and of AFC since February 1995. Mr. Anderson has been employed by FAFLIC since 1967 and has been Vice President and Director of FAFLIC since October 1984 and April 1996, respectively. In addition, Mr. Anderson is a director and/or executive officer at various other non-public affiliates.

ROBERT E. BRUCE, 47
Vice President of the Company since 1997

  Robert E. Bruce has been Vice President of Citizens and AFC since July 1997 and Vice President and Director of Citizens and Hanover since August 1997. In addition, Mr. Bruce has served as Vice President and

Director of FAFLIC since May 1995 and August 1997, respectively, and Chief Information Officer of FAFLIC since February 1997. Mr. Bruce is also a director and/or executive officer at various other non-public affiliates. Prior to joining FAFLIC in May 1995, Mr. Bruce was Corporate Manager at Digital Equipment Corporation, a computer manufacturer, from May 1979 to March 1995.

JOHN P. KAVANAUGH, 43
Vice President and Chief Investment Officer of the Company since 1996

  John P. Kavanaugh has been Vice President and Chief Investment Officer of Citizens, AFC and APY since September 1996. Mr. Kavanaugh has been employed by FAFLIC since 1983, and has been Vice President of FAFLIC since December 1991 and Vice President of AFLIAC since January 1992. Mr. Kavanaugh has also served as Director and Chief Investment Officer of FAFLIC, Hanover, Citizens Insurance and AFLIAC since August 1996. Mr. Kavanaugh is also a director and/or executive officer at various other non-public affiliates.

JOHN F. KELLY, 59
Vice President, General Counsel and Assistant Secretary of the Company since
1993

  John F. Kelly has been Assistant Secretary of Citizens since December 1992, Vice President and General Counsel of Citizens since September 1993, Vice President and General Counsel of APY since August 1992, and Assistant Secretary of APY since May 1995. Mr. Kelly has been Vice President, Assistant Secretary and General Counsel of AFC since February 1995, has been employed by FAFLIC since July 1968, and has been Senior Vice President and General Counsel of FAFLIC since February 1986 and a Director of FAFLIC since April 1996. Mr. Kelly also served as Secretary of APY from August 1992 to May 1995. In addition to his positions with AFC and FAFLIC, Mr. Kelly has been a Director of AFLIAC since October 1982 and is a director and/or executive officer at various other non-public affiliates.

J. BARRY MAY, 50
Vice President of the Company since 1997
Director of the Company since 1996

  J. Barry May has been Vice President and Director of Citizens since March 1997 and September 1996, respectively, and has served as President and Director of Hanover since September 1996. Mr. May has also been Vice President of APY since September 1996 and Vice President of AFC since February 1997. Mr. May served as Vice President of Hanover from May 1995 to September 1996, as Regional Vice President from February 1993 to May 1995 and as a General Manager of Hanover from June 1989 to May 1995. Mr. May has been employed by Hanover since 1985. In addition, Mr. May is a director and/or executive officer at various other non-public affiliates.

JAMES R. MCAULIFFE, 53
Vice President and Director of the Company since 1992

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

EDWARD J. PARRY, III, 38
Chief Financial Officer of the Company since 1996
Vice President of the Company since 1993 Treasurer of the Company since 1992

  Edward J. Parry, III has been Chief Financial Officer of Citizens and Citizens Insurance since December 1996 and Vice President and Treasurer of Citizens since September 1993 and December 1992, respectively. He has served as Chief Financial Officer of APY, AFC, FAFLIC, AFLIAC and Hanover since December 1996 and has been Vice President and Treasurer of APY, FAFLIC, AFLIAC and Hanover since February 1993 and of AFC since February 1995. Mr. Parry is also director and/or executive officer at various other non-public affiliates.

RICHARD M. REILLY, 59
Vice President of the Company since 1997

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

ERIC A. SIMONSEN, 52
Vice President and Director of the Company since 1992

  Eric A. Simonsen has been a Director and Vice President of Citizens since December 1992, of AFLIAC since September 1990 and a Vice President of AFC since February 1995. Mr. Simonsen was a Director of APY from August 1992 to July 1997. In addition, Mr. Simonsen has been Vice President and Director of FAFLIC since September 1990 and April 1996, respectively. Mr. Simonsen has been President of Allmerica Services Corporation since December 1996. Mr. Simonsen was Chief Financial Officer of AFC from February 1995 to December 1996, of FAFLIC and AFLIAC from September 1990 to December 1996, of APY from August 1992 to December 1996 and of Citizens from December 1992 to December 1996. Mr. Simonsen is also a director and/or executive officer at various other non-public affiliates.

PHILLIP E. SOULE, 48
Vice President of the Company since 1997

  Phillip E. Soule has been Vice President of Citizens, APY and FAFLIC since March 1997, September 1996 and February 1987, respectively, and of AFC since February 1997. He was a Vice President of AFC from February 1995 through December 1995. Mr. Soule has been employed by FAFLIC since 1972 in various capacities.

ITEM 11. EXECUTIVE COMPENSATION

  Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 1998, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND MANAGEMENT

  Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 1998, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 1998, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS AND INDEX:

  The consolidated financial statements of Citizens Corporation are listed under Item 8 of this Form 10-K.

(a)(2) FINANCIAL STATEMENT SCHEDULES AND INDEX:

                                                                    PAGE NO. IN
 SCHEDULE                                                           THIS REPORT
 --------                                                           -----------
           Summary of Investments--Other than Investments in Re-
      I    lated Parties.........................................         56
     II    Condensed Financial Information of the Registrant.....      57-59
    III    Supplementary Insurance Information...................      60-62
     IV    Reinsurance...........................................         63
      V    Valuation and Qualifying Accounts.....................         64
           Supplemental Information Concerning Property/Casualty
     VI    Insurance Operations..................................         65

  Schedules other than those listed above are omitted as they are not required, not applicable, or the required information is disclosed elsewhere in the financial statements and related notes.

(a)(3) EXHIBITS:

   Exhibits filed as part of this Form 10-K are as follows:

   (3.1) Amended Articles of Incorporation*

   (3.2) By-Laws of the Registrant*

   (4)  Form of Common Stock Certificate*

   (10) Material Contracts*

             (10.1) The Hanover Insurance Company/Citizens Insurance Company of America Excess Benefit Retirement Plan*
             (10.2)   Citizens Insurance Company of America Supplemental
                      Employee Retirement Plan.* Amended November 15, 1994.
             (10.3)   The Citizens Insurance Company of America Management
                      Reward Plan.* Amended November 15, 1994. Further amended
                      September 6, 1995.
             (10.4)   Consolidated Income Tax Agreement dated December 31,
                      1997.
             (10.5)   Citizens-Hanover Service Agreement dated December 18,
                      1979.*
             (10.7)   Intercompany Reinsurance Agreement between Hanover and
                      Citizens Insurance dated December 13, 1983, together with addenda.*
             (10.8)   Intercompany Reinsurance Agreement between Citizens
                      Insurance and Hanover dated September 16, 1992, together with addenda.* Further amended January 1, 1995.

             (10.10)  Lease between Citizens Insurance and Bavarian Group
                      Partnership dated August 19, 1989 related to leased premises in Gaylord, Michigan.*
             (10.11)  Lease between Citizens Insurance and Upper Peninsula
                      Commission for Area Progress, Inc. dated January 26, 1995 related to leased premises in Escanaba, Michigan,* with addendum dated March 9, 1995. ***
             (10.12)  Addendum to the lease between Citizens Insurance and The
                      Precedent dated May 4, 1992 related to leased premises in Indianapolis, Indiana.**
             (10.13)  Loan Agreement between Citizens Insurance and The
                      Economic Development Corporation of the County of
                      Livingston ("EDC") dated August 1, 1986.*
             (10.14)  Indenture between EOL and the First National Bank of
                      Howell dated August 1, 1986.*
             (10.15)  Consolidated Service Agreement between State Mutual Life
                      Assurance Company of America and their subsidiaries dated
                      September 30, 1993.*
             (10.16) Lease between Citizens Insurance and CICOA, L.L.C., entered into November 7, 1994, related to leased premises in construction in Grand Rapids, Michigan. **
             (10.17) Citizens Insurance Company of America Stock Option Plan dated June 3, 1994. **
             (10.18)  Lease between Citizens Insurance and Eastrich No. 152
                      Corporation, effective March 1, 1995, related to leased premises in Columbus, Ohio.***
             (10.19)  Intercompany Reinsurance Agreement between Citizens
                      Insurance Company of America and Citizens Insurance
                      Company of Ohio dated January 1, 1995.***
             (10.20)  Citizens Insurance Company of America Employees' 401(k)
                      Matched Savings Plan.*****
             (10.21)  Allmerica Financial Cash Balance Pension Plan.*****
             (10.22)  Intercompany Reinsurance Agreement between Citizens
                      Insurance Company of America and Citizens Insurance
                      Company of the Midwest dated January 1, 1995.
             (10.23)  Consolidated Service Agreement dated January 1, 1998.

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

(b) REPORTS ON FORM 8-K FILED IN THE FOURTH QUARTER OF 1997:

  None.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Citizens Corporation
                                                       Registrant

Dated March 18, 1998                                /s/ John F. O'Brien
                                          By___________________________________
                                                      JOHN F. O'BRIEN
                                            PRESIDENT, CHIEF EXECUTIVE OFFICER
                                                 AND CHAIRMAN OF THE BOARD

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated March 18, 1998                             /s/ John F. O'Brien
                                       ---------------------------------------
                                                   JOHN F. O'BRIEN
                                       PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                                CHAIRMAN OF THE BOARD

Dated March 18, 1998                          /s/ Edward J. Parry, III
                                       ---------------------------------------
                                                EDWARD J. PARRY, III
                                           VICE PRESIDENT, CHIEF FINANCIAL
                                          OFFICER, TREASURER AND PRINCIPAL
                                                 ACCOUNTING OFFICER

Dated March 18, 1998                                      *
                                       ---------------------------------------
                                                JAMES A. COTTER, JR.
                                                      DIRECTOR

Dated March 18, 1998                                      *
                                       ---------------------------------------
                                                   NEAL J. CURTIN
                                                      DIRECTOR

Dated March 18, 1998                                      *
                                       ---------------------------------------
                                                  DONA SCOTT LASKEY
                                                      DIRECTOR

Dated March 18, 1998                                      *
                                       ---------------------------------------
                                                    J. BARRY MAY
                                             VICE PRESIDENT AND DIRECTOR

Dated March 18, 1998                                      *
                                       ---------------------------------------
                                                 JAMES R. MCAULIFFE
                                             VICE PRESIDENT AND DIRECTOR

Dated March 18, 1998                                      *
                                       ---------------------------------------
                                                  ERIC A. SIMONSEN
                                             VICE PRESIDENT AND DIRECTOR

                                       *By:/s/ John F. O'Brien
                                           ------------------------------------
                                                  JOHN F. O'BRIEN,
                                                  ATTORNEY-IN-FACT

                                                                      SCHEDULE I

                              CITIZENS CORPORATION

       SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES

                               DECEMBER 31, 1997

                                                                 AMOUNT AT WHICH
                                                                  SHOWN IN THE
                                                          FAIR    CONSOLIDATED
              TYPE OF INVESTMENT               COST(1)  VALUE(1)  BALANCE SHEET
              ------------------               -------- -------- ---------------
                                                         (IN MILLIONS)
Fixed Maturities:
 Bonds:
  U.S. government obligations................  $   20.4 $   21.5    $   21.5
  States and political subdivisions..........     955.2  1,000.2     1,000.2
  Foreign governments........................       5.2      5.9         5.9
  Public utilities...........................      27.0     28.4        28.4
  Convertibles and bonds with warrants.......       --       --          --
  All other corporate bonds..................     336.2    351.2       351.2
 Redeemable preferred stock..................     109.1    115.2       115.2
                                               -------- --------    --------
    Total fixed maturities...................   1,453.1  1,522.4     1,522.4
                                               -------- --------    --------
Equity securities:
 Common stocks:
  Public utilities...........................       1.5      2.1         2.1
  Banks, trusts and insurance companies......      15.3     29.7        29.7
  Industrial, miscellaneous and all other....      88.4    145.5       145.5
 Nonredeemable preferred stocks..............       5.0      5.4         5.4
                                               -------- --------    --------
    Total equity securities..................     110.2    182.7       182.7
                                               ======== ========    ========
Other investments............................      17.7     16.5        16.5
                                               -------- --------    --------
       Total investments.....................  $1,581.0 $1,721.6    $1,721.6
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

                                                                     SCHEDULE II

                              CITIZENS CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              PARENT COMPANY ONLY

                         CONDENSED STATEMENT OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                            1997   1996   1995
                                                            -----  -----  -----
                                                              (IN MILLIONS)
Revenues
 Net investment income....................................  $ 0.2  $ 0.2  $ 0.6
                                                            -----  -----  -----
  Total revenues..........................................    0.2    0.2    0.6
                                                            -----  -----  -----
Expenses
 Miscellaneous expenses...................................    1.1    1.2    1.7
                                                            -----  -----  -----
  Total expenses..........................................    1.1    1.2    1.7
                                                            -----  -----  -----
Loss before federal income taxes and equity in net operat-
 ing results of subsidiaries..............................   (0.9)  (1.0)  (1.1)
Federal income tax benefit................................    0.5    0.2    0.4
Equity in net operating results of subsidiaries...........   94.6   84.9   75.6
                                                            -----  -----  -----
Net income................................................  $94.2  $84.1  $74.9
                                                            =====  =====  =====


   The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in this Form 10-K.

                                                                     SCHEDULE II
                                                                     (CONTINUED)

                              CITIZENS CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              PARENT COMPANY ONLY

                            CONDENSED BALANCE SHEET

                                                            DECEMBER 31,
                                                        ----------------------
                                                           1997        1996
                                                        ----------  ----------
                                                        (IN MILLIONS, EXCEPT
                                                           PER SHARE DATA)
ASSETS
  Cash and cash equivalents............................ $      3.0  $      5.1
  Investment in subsidiaries...........................      871.4       741.2
  Other assets.........................................        0.3        10.0
                                                        ----------  ----------
    Total assets....................................... $    874.7  $    756.3
                                                        ==========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
    Total liabilities.................................. $      1.8  $      1.8
                                                        ----------  ----------
SHAREHOLDERS' EQUITY
  Common stock, $0.01 par value per share; authorized
   100.0 million shares; 36.1 million shares issued;
   35.9 million shares outstanding.....................        0.4         0.4
  Additional paid-in capital...........................      156.1       156.1
  Retained earnings....................................      639.6       552.5
  Unrealized appreciation on investments, net of de-
   ferred federal income taxes.........................       91.6        60.5
  Treasury stock, at cost (0.8 million shares).........      (14.8)      (15.0)
                                                        ----------  ----------
    Total shareholders' equity.........................      872.9       754.5
                                                        ----------  ----------
    Total liabilities and shareholders' equity......... $    874.7  $    756.3
                                                        ==========  ==========


   The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in this Form 10-K.

                                                                     SCHEDULE II
                                                                     (CONTINUED)

                              CITIZENS CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              PARENT COMPANY ONLY

                       CONDENSED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                           1997   1996    1995
                                                           -----  -----  ------
                                                             (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income.............................................  $94.2  $84.1  $ 74.9
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Increase in undistributed net income of subsidiaries..  (94.2) (54.9)  (64.1)
   Change in liabilities.................................    --    (0.4)    0.5
   Change in other assets................................    9.7  (10.0)    4.0
                                                           -----  -----  ------
    Net cash provided by operating activities............    9.7   18.8    15.3
                                                           -----  -----  ------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in subsidiaries.............................   (4.5)  (5.0)   (7.0)
  Sale of available-for-sale debt securities.............    --     0.2     1.2
  Purchases of available-for-sale debt securities........   (0.4)   --     (0.2)
  Proceeds from subsidiary redemption of Series A pre-
   ferred stock..........................................    --     --    100.0
                                                           -----  -----  ------
    Net cash (used for) provided by investing activities.   (4.9)  (4.8)   94.0
                                                           -----  -----  ------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid to shareholders.........................   (7.1)  (7.1)   (9.2)
  Treasury stock purchased, at cost......................    --   (11.1)   (3.9)
  Treasury shares reissued...............................    0.2    --      --
  Redemption of Series A preferred stock.................    --     --   (100.0)
                                                           -----  -----  ------
    Net cash used for financing activities...............   (6.9) (18.2) (113.1)
                                                           -----  -----  ------
  Net decrease in cash and cash equivalents..............   (2.1)  (4.2)   (3.8)
  Cash and cash equivalents at beginning of the period...    5.1    9.3    13.1
                                                           -----  -----  ------
  Cash and cash equivalents at end of the period.........  $ 3.0  $ 5.1  $  9.3
                                                           =====  =====  ======


   The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in this Form 10-K.

                                                                   SCHEDULE III

                             CITIZENS CORPORATION

                      SUPPLEMENTARY INSURANCE INFORMATION

                     FOR THE YEAR ENDED DECEMBER 31, 1997

                                      RESERVE FOR
                           DEFERRED   LOSSES AND
                            POLICY       LOSS                   NET       NET
                          ACQUISITION ADJUSTMENT   UNEARNED   PREMIUMS INVESTMENT
                          EXPENSES(1) EXPENSES(1) PREMIUMS(1)  EARNED  INCOME(2)
                          ----------- ----------- ----------- -------- ----------
                                               (IN MILLIONS)
Private passenger auto-
 mobile.................     $20.0     $  652.8     $178.4     $454.5
Homeowners..............      12.1         38.6       67.2      113.8
Other personal lines....       1.4          3.1        9.2       15.0
                             -----     --------     ------     ------    ------
  Total personal lines..      33.5        694.5      254.8      583.3
                             -----     --------     ------     ------    ------
Commercial automobile...       6.5         92.9       34.7       75.3
Commercial multiple per-
 il.....................       7.9        127.1       35.2       69.2
Workers' compensation...       4.5        260.1       36.5      104.5
Other commercial lines..       2.4         31.5       17.3       23.0
                             -----     --------     ------     ------    ------
  Total commercial
   lines................      21.3        511.6      123.7      272.0
                             -----     --------     ------     ------    ------
    Totals..............     $54.8     $1,206.1     $378.5     $855.3    $101.8
                             =====     ========     ======     ======    ======   ===

                     LOSSES AND LOSS   POLICY       OTHER       NET
                       ADJUSTMENT    ACQUISITION UNDERWRITING PREMIUMS
                        EXPENSES      EXPENSES   EXPENSES(3)  WRITTEN
                     --------------- ----------- ------------ --------
Private passenger
 automobile.........     $328.8        $ 86.2       $33.7      $453.7
Homeowners..........      104.6          23.1         8.4       120.0
Other personal
 lines..............        7.8           2.8         1.1        15.5
                         ------        ------       -----      ------
  Total personal
   lines............      441.2         112.1        43.2       589.2
                         ------        ------       -----      ------
Commercial automo-
 bile...............       63.1          16.4         5.6        76.5
Commercial multiple
 peril..............       71.4          17.8         5.1        74.6
Workers' compensa-
 tion...............       47.7          14.0         7.7        98.5
Other commercial
 lines..............       15.3           4.6         1.8        24.9
                         ------        ------       -----      ------
  Total commercial
   lines............      197.5          52.8        20.2       274.5
                         ------        ------       -----      ------
    Totals..........     $638.7        $164.9       $63.4      $863.7
                         ======        ======       =====      ======

--------
(1) As of December 31, 1997

(2) Total invested assets which generate investment income are not recorded or allocated by line of business; therefore, net investment income is stated in total.

(3) Excludes policyholders' dividends of $6.6.

                                                                   SCHEDULE III
                                                                    (CONTINUED)

                             CITIZENS CORPORATION

                      SUPPLEMENTARY INSURANCE INFORMATION

                     FOR THE YEAR ENDED DECEMBER 31, 1996

                                      RESERVE FOR
                           DEFERRED   LOSSES AND
                            POLICY       LOSS                   NET       NET
                          ACQUISITION ADJUSTMENT   UNEARNED   PREMIUMS INVESTMENT
                          EXPENSES(1) EXPENSES(1) PREMIUMS(1)  EARNED  INCOME(2)
                          ----------- ----------- ----------- -------- ----------
                                               (IN MILLIONS)
Private passenger auto-
 mobile.................    $ 19.8     $   582.7    $ 170.3   $ 436.1
Homeowners..............      11.4          53.6       60.9     104.4
Other personal lines....       1.3           2.3        8.5      14.1
                            ------     ---------    -------   -------    ------
  Total personal lines..      32.5         638.6      239.7     554.6
                            ------     ---------    -------   -------    ------
Commercial automobile...       6.8         106.5       33.7      67.6
Commercial multiple per-
 il.....................       7.3         143.7       31.5      59.1
Workers' compensation...       5.3         320.4       42.7     130.7
Other commercial lines..       2.4          29.3       14.7      23.5
                            ------     ---------    -------   -------    ------
  Total commercial
   lines................      21.8         599.9      122.6     280.9
                            ------     ---------    -------   -------    ------
    Totals..............    $ 54.3     $ 1,238.5    $ 362.3   $ 835.5    $ 88.9
                            ======     =========    =======   =======    ======

                             LOSSES AND LOSS   POLICY       OTHER       NET
                               ADJUSTMENT    ACQUISITION UNDERWRITING PREMIUMS
                                EXPENSES      EXPENSES   EXPENSES(3)  WRITTEN
                             --------------- ----------- ------------ --------
Private passenger automo-
 bile.......................     $299.0        $ 87.5       $33.1      $433.8
Homeowners..................       97.3          22.2         8.0       107.7
Other personal lines........        7.8           2.8         1.7        14.5
                                 ------        ------       -----      ------
  Total personal lines......      404.1         112.5        42.8       556.0
                                 ------        ------       -----      ------
Commercial automobile.......       53.8          14.6         4.9        70.4
Commercial multiple peril...       56.8          14.3         7.4        63.3
Workers' compensation.......       73.4          17.4         7.1       125.0
Other commercial lines......       16.3           5.3         2.2        23.5
                                 ------        ------       -----      ------
  Total commercial lines....      200.3          51.6        21.6       282.2
                                 ------        ------       -----      ------
    Totals..................     $604.4        $164.1       $64.4      $838.2
                                 ======        ======       =====      ======

--------
(1) As of December 31, 1996.

(2) Total invested assets which generate investment income are not recorded or allocated by line of business; therefore, net investment income is stated in total.

(3) Excludes policyholders' dividends of $7.2.

                                                                   SCHEDULE III
                                                                    (CONTINUED)

                             CITIZENS CORPORATION

                      SUPPLEMENTARY INSURANCE INFORMATION

                     FOR THE YEAR ENDED DECEMBER 31, 1995

                                      RESERVE FOR
                           DEFERRED   LOSSES AND
                            POLICY       LOSS                   NET       NET
                          ACQUISITION ADJUSTMENT   UNEARNED   PREMIUMS INVESTMENT
                          EXPENSES(1) EXPENSES(1) PREMIUMS(1)  EARNED  INCOME(2)
                          ----------- ----------- ----------- -------- ----------
                                               (IN MILLIONS)
Private passenger auto-
 mobile.................     $20.5     $  653.9     $128.5     $424.4
Homeowners..............      10.9         50.2       73.8       98.7
Other personal lines....       1.3          3.5        9.4       13.1
                             -----     --------     ------     ------    ------
  Total personal lines..      32.7        707.6      211.7      536.2
                             -----     --------     ------     ------    ------
Commercial automobile...       5.7        121.1       35.6       59.8
Commercial multiple per-
 il.....................       5.6        119.1       34.6       54.0
Workers' compensation...       5.9        323.6       56.4      148.3
Other commercial lines..       2.3         20.2       13.1       19.5
                             -----     --------     ------     ------    ------
  Total commercial
   lines................      19.5        584.0      139.7      281.6
                             -----     --------     ------     ------    ------
    Totals..............     $52.2     $1,291.6     $351.4     $817.8    $ 78.8
                             =====     ========     ======     ======    ======

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

                                                                     SCHEDULE IV

                              CITIZENS CORPORATION

                                  REINSURANCE

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                     PERCENTAGE
                                         CEDED TO   ASSUMED          OF AMOUNT
                                 DIRECT    OTHER   FROM OTHER  NET    ASSUMED
                                 AMOUNT  COMPANIES COMPANIES  AMOUNT   TO NET
                                -------- --------- ---------- ------ ----------
                                                 (IN MILLIONS)
1997:
 Property and liability insur-
  ance premiums earned......... $1,022.6  $ 181.3    $ 14.0   $855.3    1.6%
                                ========  =======    ======   ======    ===
1996:
 Property and liability insur-
  ance premiums earned......... $1,019.6  $ 201.1    $ 17.0   $835.5    2.0%
                                ========  =======    ======   ======    ===
1995:
 Property and liability insur-
  ance premiums earned......... $1,003.7  $ 206.3    $ 20.4   $817.8    2.5%
                                ========  =======    ======   ======    ===

                                                                      SCHEDULE V

                              CITIZENS CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                         DEDUCTIONS
                                                            FROM
                                              ADDITIONS    PREMIUM
                                  BALANCE AT  CHARGED TO BALANCES TO BALANCE AT
                                 BEGINNING OF COSTS AND   ALLOWANCE    END OF
                                    PERIOD     EXPENSES    ACCOUNT     PERIOD
                                 ------------ ---------- ----------- ----------
                                                 (IN MILLIONS)
1997:
 Allowance for doubtful ac-
  counts........................     $0.9        $1.2       $1.2        $0.9
                                     ====        ====       ====        ====
1996:
 Allowance for doubtful ac-
  counts........................     $0.8        $1.8       $1.7        $0.9
                                     ====        ====       ====        ====
1995:
 Allowance for doubtful ac-
  counts........................     $0.7        $1.9       $1.8        $0.8
                                     ====        ====       ====        ====

                                                                     SCHEDULE VI

                              CITIZENS CORPORATION

                      SUPPLEMENTAL INFORMATION CONCERNING
                     PROPERTY/CASUALTY INSURANCE OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                     DISCOUNT,
                                                      IF ANY,
                              DEFERRED               DEDUCTED
                               POLICY    RESERVE FOR   FROM               NET       NET
                             ACQUISITION LOSSES AND  PREVIOUS  UNEARNED PREMIUMS INVESTMENT
AFFILIATION WITH REGISTRANT   EXPENSES     LAE(2)    COLUMN(1) PREMIUMS  EARNED    INCOME
---------------------------  ----------- ----------- --------- -------- -------- ----------
                                                     (IN MILLIONS)
1997
 Citizens Insurance
  Group..................       $54.8     $1,206.1     $ --     $378.5   $855.3    $101.8
                                =====     ========     =====    ======   ======    ======
1996
 Citizens Insurance
  Group..................       $54.3     $1,238.5     $ --     $362.3   $835.5    $ 88.9
                                =====     ========     =====    ======   ======    ======
1995
 Citizens Insurance
  Group..................       $52.2     $1,291.6     $ --     $351.4   $817.8    $ 77.7
                                =====     ========     =====    ======   ======    ======

                                                   AMORTIZATION
                                 LOSSES AND LAE    OF DEFERRED
                                -----------------     POLICY     PAID     NET
                                CURRENT   PRIOR    ACQUISITION  LOSSES  PREMIUMS
                                  YEAR   YEAR....    EXPENSES   AND LAE WRITTEN
                                -------- --------  ------------ ------- --------
1997
 Citizens Insurance Group...... $  708.2 $  (69.5)    $164.9    $663.3   $863.7
                                ======== ========     ======    ======   ======
1996
 Citizens Insurance Group...... $  662.8 $  (58.4)    $164.1    $605.0    838.2
                                ======== ========     ======    ======   ======
1995
 Citizens Insurance Group...... $  625.3 $  (47.0)    $159.6    $545.5   $833.7
                                ======== ========     ======    ======   ======

--------
(1) The Company does not employ any discounting techniques.

(2) Reserves for losses and LAE are shown gross of $458.6 million, $466.4 million and $518.9 million of reinsurance recoverable on unpaid losses in 1997, 1996 and 1995, respectively. Unearned premiums are shown gross of prepaid premiums of $70.4 million, $62.8 million and $54.5 million in 1997, 1996 and 1995, respectively.