Form 10-Q
period 1998-03-31
CITIZENS CORP /DE/
filed 1998-05-15
CIK 895469

FORM 10-Q

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

 (Mark One)
      [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended:       March 31, 1998

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

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 35,275,100 Shares of Common Stock Outstanding, as of May 1, 1998.


                                  18
                         Total Number of Pages


                                   1
======================================================================

                           TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION



   ITEM 1 - FINANCIAL STATEMENTS
           Consolidated Statements of Income                  3
           Consolidated Balance Sheets                        4
           Consolidated Statements of Shareholders' Equity    5
           Consolidated Statements of Comprehensive Income    6
           Consolidated Statements of Cash Flows              7
           Notes to Consolidated Financial Statements         8 - 9


   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS 10 - 16


PART II - OTHER INFORMATION



   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                  17





SIGNATURES                                                    18


                                   2
======================================================================

                    PART 1 - FINANCIAL INFORMATION

                     ITEM 1 - FINANCIAL STATEMENTS

                         CITIZENS CORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME

                                                   (Unaudited)
                                                  Quarter Ended
                                                    March 31,
(In millions, except per share data)             1998      1997
                                                -------   -------
Revenues
 Net premiums written                           $ 222.7   $ 211.9
 Change in unearned premiums, net
   of prepaid reinsurance premiums                  5.6       2.0
                                                -------   -------
 Net premiums earned                              217.1     209.9
 Net investment income                             25.2      23.6
 Net realized gains on investments                  4.2      19.7
 Other income                                       1.4       1.5
                                                -------   -------
    Total revenues                                247.9     254.7

Expenses
 Losses and loss adjustment expenses              158.2     158.5
 Policy acquisition expenses                       37.3      37.0
 Other operating expenses                          20.2      21.3
 Policyholders' dividends                           1.9       1.6
                                                -------   -------
    Total expenses                                217.6     218.4
                                                -------   -------
 Income before federal income taxes                30.3      36.3

Federal income tax expense                          5.9       7.9
                                                -------   -------
Net Income                                       $ 24.4    $ 28.4

Per Share Data (Basic & Diluted)

   Net income                                    $ 0.69    $ 0.80
                                                =======   =======
   Dividends declared to shareholders            $ 0.05    $ 0.05
                                                =======   =======
Weighted average shares outstanding                35.3      35.3
                                                =======   =======

    The accompanying notes are an integral part of these financial statements


                                   3
======================================================================

                         CITIZENS CORPORATION
                      CONSOLIDATED BALANCE SHEETS

                                                       (Unaudited)
(In millions, except per share data)                    March 31,  December 31,
                                                          1998        1997
Assets                                                 ----------  ----------
Investments:
 Debt securities available-for-sale, at fair value     $  1,553.8  $  1,522.4
  (Amortized cost of $1,487.5 and $1,453.1)
 Equity securities available-for-sale, at fair value        201.4       182.7
  (Cost of $111.6 and $110.2)
 Other investments, at fair value (Cost of $8.9 and           7.6        16.5
  $17.7)                                               ----------  ----------
   Total investments                                      1,762.8     1,721.6
 Cash and cash equivalents                                   25.5        46.5
 Accrued investment income                                   25.0        26.5
 Premiums and notes receivable                              156.5       139.4
 Reinsurance recoverable on paid and unpaid balances        476.5       474.3
 Prepaid reinsurance premiums                                66.3        70.4
 Deferred policy acquisition expenses                        54.4        54.8
 Deferred federal income taxes                                 -          3.7
 Other assets                                                68.0        68.1
                                                       ----------  ----------
   Total assets                                        $  2,635.0  $  2,605.3
                                                       ==========  ==========
Liabilities and Shareholders' Equity
Liabilities:
 Reserve for losses and loss adjustment expenses       $  1,210.5  $  1,206.1
 Unearned premiums                                          379.9       378.5
 Deferred federal income taxes                               10.7          -
 Other liabilities                                          124.1       147.8
                                                       ----------  ----------
   Total liabilities                                      1,725.2     1,732.4
                                                       ==========  ==========
Shareholders' Equity
 Series A preferred stock, $0.01 par value per share;
   authorized 10.0 million shares; none issued or
   outstanding in 1998 and 1997                                -           -
 Common stock, par value $0.01 per share;
   authorized 100.0 million shares; issued 36.1
   million shares                                             0.4         0.4
 Additional paid-in capital                                 161.1       156.1
 Retained earnings                                          662.3       639.6
 Accumulated other comprehensive income                     100.8        91.6
 Treasury stock, at cost (0.8 million shares)               (14.8)      (14.8)
                                                       ----------  ----------
    Total shareholder's equity                              909.8       872.9
                                                       ----------  ----------
     Total liabilities and shareholders' equity        $  2,635.0  $  2,605.3
                                                       ==========  ==========

  The accompanying notes are an integral part of these financial statements.


                                   4
======================================================================

                         CITIZENS CORPORATION
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                   (Unaudited)
                                                  Quarter Ended
(In millions)                                       March 31,
                                                 1998       1997
                                               --------   --------
Preferred Stock
 Balance at beginning and end of period             -          -
                                               --------   --------

Common Stock
 Balance at beginning and end of period        $   0.4    $   0.4
                                               --------   --------

Additional Paid-in Capital
 Balance at beginning of period                  156.1      156.1
 Capital contributions                             5.0         -
                                               --------   --------
 Balance at end of period                        161.1      156.1
                                               --------   --------
Retained Earnings
 Balance at beginning of period                  639.6      552.5
 Net income                                       24.4       28.4
 Dividends declared to shareholders               (1.7)      (1.8)
                                               --------   --------
 Balance at end of period                        662.3      579.1
                                               --------   --------

Accumulated Other Comprehensive Income
 Unrealized appreciation (depreciation) on
  investments, net
   Balance at beginning of period                 91.6       60.5
   Appreciation (depreciation) during the
     period                                       14.2      (40.9)
   (Provision) benefit for deferred federal
     income taxes                                 (5.0)      14.2
                                               --------   --------
   Other comprehensive income                      9.2      (26.7)
                                               --------   --------
   Balance at end of period                      100.8       33.8
                                               --------   --------

Treasury Stock
 Balance at beginning and end of period          (14.8)     (15.0)
                                               --------   --------



Total Shareholders' Equity                     $ 909.8    $ 754.4
                                               ========   ========

   The accompanying notes are an integral part of these financial statements.


                                   5
======================================================================

                         CITIZENS CORPORATION
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                   (Unaudited)
                                                  Quarter Ended
(In millions)                                       March 31,
                                                 1998       1997
                                               --------   --------

Net income                                     $  24.4    $  28.4

Other comprehensive income:
 Unrealized appreciation (depreciation) on
   investments during period                      14.2      (40.9)
 (Provision) benefit for deferred federal
   income taxes related to items of other
   comprehensive income                           (5.0)      14.2
                                               --------   --------
Other comprehensive income                         9.2      (26.7)
                                               --------   --------
Comprehensive income                           $  33.6    $   1.7
                                               ========   ========

    The accompanying notes are an integral part of these financial statements.


                                   6
======================================================================

                         CITIZENS CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       (Unaudited)
                                                      Quarter Ended
(In millions)                                           March 31,
                                                     1998        1997
                                                   --------    --------
Cash flows from operating activities
Net income                                         $  24.4     $  28.4
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Net realized gains on investments                    (4.2)      (19.7)
 Deferred federal income tax (benefit)provision       (0.6)        0.1
 Change in assets and liabilities:
  Deferred policy acquisition expenses                 0.4        (0.3)
  Premiums and notes receivable, net of              (12.8)       (0.5)
    reinsurance premiums
  Unearned premiums, net of prepaid                    5.5         1.9
    reinsurance premiums
  Reserve for losses and loss adjustment
    expenses,net of reinsurance recoverable            2.2        (5.9)
  Other, net                                           1.9        (1.6)
                                                   --------    --------
   Net cash provided by operating activities          16.8         2.4
                                                   ========    ========

Cash flows from investing activities
 Proceeds from sale of available-for-sale debt
   securities                                         39.2       128.6
 Proceeds from available-for-sale debt
   securities maturing or called                      52.6        32.8
 Proceeds from available-for-sale equity
   securities and other investments                   12.4        59.6
 Purchases of available-for-sale debt
   securities                                       (123.9)     (214.2)
 Purchases of available-for-sale equity
   securities and other investments                   (3.6)       (3.0)
 Change in net payable/receivable from
   securities transactions not settled               (10.9)        6.7
 Other investing activities                           (1.9)       (0.3)
                                                   --------    --------
   Net cash (used for) provided by
     investing activities                            (36.1)       10.2
                                                   --------    --------

Cash flows from financing activities
 Dividends paid to shareholders                       (1.7)       (1.8)
                                                   --------    --------
  Net cash used for financing activities              (1.7)       (1.8)
                                                   --------    --------

Change in cash and cash equivalents                  (21.0)       10.8
Cash and cash equivalents at beginning of period      46.5        36.1
                                                   --------    --------
Cash and cash equivalents at end of period         $  25.5     $  46.9
                                                   ========    ========










    The accompanying notes are an integral part of these financial statements.


                                   7
======================================================================
                         CITIZENS CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In the opinion of management, the financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the interim periods. Interim results are not necessarily indicative of results expected for the entire year. These financial statements should be read in conjunction with the Company's 1997 Annual Report to Shareholders, as filed on Form 10-K with the Securities and Exchange Commission.

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (Statement No. 130), which establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement stipulates that comprehensive income reflect the change in equity of an enterprise during a period from transactions and other events and circumstances from non-owner sources. This statement is effective for fiscal years beginning after December 15, 1997. The Company has adopted Statement No. 130 for the first quarter of 1998, resulting primarily in reporting unrealized gains and losses on investments in debt and equity securities in comprehensive income.

In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (Statement No. 131). Statement No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that selected information about those operating segments be reported in interim financial statements. This statement supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise. Statement No. 131 requires that all public enterprises report financial and descriptive information about their reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that it is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement is effective for fiscal years beginning after December 15, 1997. The Company has adopted Statement No. 131 for the first quarter of 1998, resulting in no change in the Company's reportable segments.

In December 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 97-3, Accounting by Insurance and Other Enterprises for Insurance-Related Assessments (SOP No. 97-3). SOP 97-3 provides guidance on when a liability should be recognized for guaranty fund and other assessments and on how to measure the liability. This statement allows for the discounting of the liability if the amount and timing of the cash payments are fixed and determinable. In addition, it provides criteria for when an asset may be recognized for a portion or all of the assessment liability or paid assessment that can be recovered through premium tax offsets or policy surcharges. This statement is effective for fiscal years beginning after December 15, 1998. The Company believes that the adoption of this statement will not have a material effect on the results of operations or financial position.

In March 1998, the AICPA issued Statement of Position 98-1,Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (SOP No. 98-1). SOP No.98-1 requires that certain costs incurred in developing interal-use computer software be capitalized and provides guidance for determining whether computer software is to be considered for internal use. This statement is effective for the fiscal years beginning after December 15, 1998. The Company is currently determining the impact of adoption of SOP No. 98-1.

2. Earnings per Share

Earnings per share are based on the weighted average number of common shares and common share equivalents. The Board of Directors authorized the repurchase of 1.8 million shares or slightly less than five percent of its issued common stock and has purchased a total of 0.8 million shares since the implementation of the repurchase program in 1995. As of March 31, 1998, the Company is holding these shares as treasury stock for the purpose of funding current and future stock option awards and for other purposes. In 1997, the FASB issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (Statement No. 128) which supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share. This standard replaces the primary and fully diluted earnings per share with a basic and diluted earnings per share computation, and requires a dual presentation of basic and diluted earnings per share for those companies with complex capital structures. All earnings per share amounts for all periods have been presented to conform to the Statement No. 128 requirements. The adoption of the aforementioned standard had no effect on Company's previously reported earnings per share.

                                   8
======================================================================

3.  MCCA Assessment

As a condition to the ability to conduct personal automobile business in the state of Michigan, the Company is required under Michigan law to participate in a pooling arrangement with the Michigan Catastrophic Claims Association (MCCA). The Company is indemnified by the MCCA for personal protection insurance losses in excess of $0.25 million. Participation is required for all Michigan-licensed automobile and motorcycle insurers. The MCCA assesses its member companies an annual premium on each of such member companies' policies covering automobile and motorcycles written in Michigan. The assessment is passed on directly to policyholders as a surcharge to premium. The Company cedes a significant portion of its private passenger automobile premiums to the MCCA.

On May 11, 1998, the MCCA voted to issue a refund of $180 per insured vehicle. The MCCA plans to issue refunds to member companies during June of 1998. It is expected that a refund of approximately $117 million will be paid to Citizens Insurance Company of America (CICA) from the MCCA based on CICA's 1997 insured vehicles. The refund will be passed on directly to policyholders. The Company believes that this transaction will not have a material effect on the results of operations. A final MCCA assessment will be determined and adjusted based on insured vehicles as of March 18,1998.

4.  Single Employer Transfer

On January 1, 1998, substantially all of the employees of the Company were transferred to a single employer, First Allmerica Financial Life Insurance Company (FAFLIC), which is a subsidiary of the ultimate parent, Allmerica Financial Corporation (AFC). On this date, substantially all of the aforementioned defined benefit, defined contribution 401(k) and postretirement plans were merged with the existing benefit plans of FAFLIC. The transfer of benefit plans did not impact the results of operations. Assets equal to the fair value of the liabilities, net of taxes, were transferred to FAFLIC. The excess of the carrying value of the liabilities, net of taxes, was assumed by the parent company, resulting in a capital contribution of $5.0 million.

                                   9
======================================================================
                    PART I - FINANCIAL INFORMATION

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

Results of Operations
---------------------
Net income

Net income for the quarter ended March 31, 1998, was $24.4 million, or $0.69 per share, compared to $28.4 million, or $0.80 per share, for the quarter ended March 31, 1997. The decrease in net income is primarily attributable to a decrease in net realized gains, net of taxes, of $9.6 million, partially offset by an increase in the underwriting profit of $8.3 million and an increase in net investment income of $1.6 million. Excluding realized gains and losses, net of taxes, net income increased $5.6 million, to $21.2 million for the quarter ended March 31, 1998, versus $15.6 million during the comparable period of 1997. The improvement in underwriting results is primarily due to an increase in net premiums earned in all lines except workers' compensation, more favorable claims activity in the homeowners and personal automobile lines, and a reduction in catastrophe losses of $6.3 million, partially offset by adverse claims activity in the commercial lines. Net investment income increased $1.6 million, primarily reflecting the growth in invested assets. Federal income tax expense decreased $2.0 million, to $5.9 million, while the overall effective tax rate decreased to 19.5% in the quarter ended March 31, 1998 from 21.8% for the same period in 1997.

Revenues

Net premiums earned increased $7.2 million, or 3.4%, to $217.1 million for the quarter ended March 31, 1998, resulting from a $4.2 million increase in the Company's personal lines and a $3.0 million increase in the Company's commercial lines. Contributing to premium growth for 1998 is an increase in net premiums earned of $5.4 million in Ohio and Indiana resulting from expansion in these states, rate increases in the personal automobile and homeowners lines, and an increase in policies in force in the commercial multiple peril line. These factors were partially offset by rate reductions in the workers' compensation line, where competitive conditions continue in Michigan, and a decrease attributable to Michigan Catastrophic Claims Association (MCCA) surcharges.

                                  10
======================================================================

Segment Results
---------------
Personal segment

Personal segment premiums represented 68.1% and 68.5% of total net premiums earned for the quarters ended March 31, 1998 and 1997.

                                               --------    --------
For the Quarters Ended                           1998        1997
March 31 (in millions)                         --------    --------

Net premiums earned                            $ 147.9     $ 143.7

Losses and loss adjustment expenses               99.1       113.8

Policy acquisition and other underwriting
expenses                                          38.6        39.5
                                               --------    --------

Underwriting profit (loss)                     $  10.2     $  (9.6)
                                               ========    ========

Personal segment net premiums earned increased $4.2 million, or 2.9%, to $147.9 million for the quarter ended March 31, 1998, from $143.7 million for the quarter ended March 31, 1997. This growth is attributable to rate increases in the personal automobile and homeowners lines and a 2.6% increase in policies in force in the homeowners line. This increase is partially offset by a decrease attributable to changes in the MCCA surcharges effective January 1, 1997 and January 1, 1998, respectively, for personal automobile policies written. While management has taken steps to increase penetration in affinity groups and has initiated other marketing programs, the Company believes that heightened competition may result in reduced premium growth in the personal segment.

The personal segment underwriting gain was $10.2 million for the quarter ended March 31, 1998 compared to an underwriting loss of $9.6 million for the quarter ended March 31, 1997. The improvement in underwriting results is primarily due to more favorable claims activity in the homeowners and personal automobile lines and a reduction in catastrophe losses of $5.9 million, primarily in the homeowners line. Policy acquisition and other underwriting expenses decreased $0.9 million, or 2.3%, to $38.6 million, primarily reflecting reductions in employee related expenses.

Commercial segment

Commercial segment premiums represented 31.9% and 31.5% of total net premiums earned for the quarters ended March 31, 1998 and 1997, respectively.

                                                --------    --------
For the Quarters Ended                            1998        1997
March 31 (in millions)                          --------    --------

Net premiums earned                             $  69.2     $   66.2

Losses and loss adjustment expenses                59.1         44.7

Policy acquisition and other underwriting
expenses                                           17.5         17.7

Policyholders' dividends                            1.9          1.6
                                                --------    --------

Underwriting (loss) profit                      $  (9.3)    $    2.2
                                                ========    ========

                                  11
======================================================================
Commercial segment net premiums earned increased $3.0 million, or 4.5%, to $69.2 million for the quarter ended March 31, 1998 compared to $66.2 million for the quarter ended March 31, 1997. This increase is primarily attributable to growth in the commercial multiple peril and commercial automobile lines, partially offset by decreases in rates in the workers' compensation line, resulting from continued competitive conditions in Michigan. Policies in force in the commercial multiple peril and commercial automobile lines increased 20.4% and 5.0%, respectively. Rates in the workers' compensation line were decreased 8.7% and 1.9% effective March 1, 1997 and January 1, 1998, respectively. Management believes that competitive conditions in Michigan in the workers' compensation line may continue to impact future growth in net premiums earned.

The commercial segment underwriting loss was $9.3 million compared to a $2.2 million profit for the quarters ended March 31, 1998 and 1997, respectively. The decline in underwriting profit is primarily attributable to increased current year claims activity and less favorable development of prior year reserves in the commercial automobile and workers' compensation lines. Policy acquisition and other underwriting expenses decreased $0.2 million, or 1.1%, to $17.5 million, primarily reflecting reductions in employee related expenses.


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


For the period ended March 31, (in millions)       1998        1997
                                                --------------------

Reserve for losses and LAE, beginning of
  period                                        $1,206.1   $1,238.5

Reserve for losses and LAE, net of
  reinsurance recoverable:

     Provision for insured events of the
     current period                                173.3      179.0

     Decrease in provision for insured
     events of prior years                         (15.1)     (20.5)

                                                --------    --------

Total incurred losses and LAE                      158.2      158.5



Payments, net of reinsurance recoverable:

      Losses and LAE attributable to insured
      events of current period                      50.0       57.9

      Losses and LAE attributable to insured
      events of prior years                        107.9      104.7

                                                --------    --------

Total payments                                     157.9      162.6



Change in reinsurance recoverable on unpaid
losses                                               4.1      (10.3)

                                                --------    --------



Reserve for losses and LAE, end of period       $1,210.5   $1,224.1
                                                ========    ========

As part of an ongoing process, the reserves have been re-estimated for all prior accident years and were decreased by $15.1 million and $20.5 million, for the quarters ended March 31, 1998 and 1997, respectively. The decline in favorable development is primarily due to unfavorable development in the commercial automobile line for the quarter ended March 31, 1998. The overall favorable reserve development in both years primarily reflects a modest shift over the past few years of the workers' compensation business to Western and Northern Michigan, which have demonstrated more favorable loss experience than Eastern
Michigan, and the initiatives taken by the Company to manage medical costs primarily in the personal automobile and workers' compensation lines.

                                  12
======================================================================




This favorable development reflects the Company's reserving philosophy consistently applied over these periods. Conditions and trends that have affected development of the losses and LAE reserves in the past may not necessarily occur in the future.

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

The Company regularly reviews its reserving techniques, its overall reserving position and its reinsurance. Based on (i) review of historical data, legislative enactments, judicial decisions, legal developments in impositions of damages, changes in political attitudes and trends in general economic conditions, (ii) review of per claim information, (iii) historical loss experience of the Company and the industry, (iv) the relatively short-term nature of most policies and
(v) internal estimates of required reserves, management believes that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. The Company believes that a significant change to the estimated reserves could have a material impact on the results of operations.


Reinsurance
-----------
The Company maintains a reinsurance program designed to protect against large or unusual losses and allocated LAE activity. This includes pro-rata, excess of loss reinsurance and catastrophe reinsurance. Catastrophe reinsurance serves to protect the ceding insurer from significant aggregate losses arising from a single event such as windstorm, hail, hurricane, tornado, riot or other extraordinary events. The Company determines the appropriate amount of reinsurance based on the Company's evaluation of the risks accepted and analyses prepared by consultants and reinsurers and on market conditions including the availability and pricing of reinsurance. The Company has reinsurance for casualty business.

Effective January 1, 1998, the Company modified its catastrophe reinsurance program to include a higher retention. Under the Company's 1998 catastrophe reinsurance program, the Company retains the first $45.0 million. For losses in excess of $45.0 million and up to $180.0 million, the Company retains 10% of the loss. Amounts in excess of $180.0 million are retained 100% by the Company. Under the Company's 1997 catastrophe reinsurance program, the Company retained 5% of losses in excess of $10.0 million, up to $25.0 million. For losses in excess of $25.0 million and up to $180.0 million, the Company retained 10% of the loss. Amounts in excess of $180.0 million were retained 100% by the Company.

Under the Company's casualty reinsurance program, the reinsurers are responsible for 100% of the amount of each loss in excess of $0.5 million per occurrence up to $30.5 million for general liability and workers' compensation. Additionally, this reinsurance covers workers' compensation losses in excess of $30.5 million to $60.5 million per occurrence. Amounts in excess of $60.5 million are retained 100% by the Company.

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


Investment Results
------------------
Net investment income before taxes was $25.2 million and $23.6 million for the quarters ended March 31, 1998 and 1997, respectively. The increase is primarily the result of an increase in average invested assets. The average pre-tax yields on debt securities were 6.6% in 1998 and 6.8% in 1997. Net investment income after taxes was $21.0 million and $19.8 million for the quarters ended March 31, 1998 and 1997, respectively. Net realized gains on investments before taxes were $4.2 million and $19.7 million during the first quarter of 1998 and 1997, respectively. Net realized gains primarily resulted from sales of appreciated fixed maturities in 1998 due to normal trading of securities to manage cash flows, and appreciated equity securities in 1997 due to the Company's strategy of shifting to a higher level of debt securities.

                                   13
======================================================================

Investment Portfolio
--------------------
The Company's investment portfolio increased $41.2 million, to $1,762.8 million during the quarter, from $1,721.6 million at December 31, 1997. Debt securities increased $31.4 million, to $1,553.8 million, from $1,522.4 million, and represented 88.1% and 88.4% of the carrying value of all investments at March 31, 1998 and December 31, 1997, respectively. Tax-exempt securities represented 67.6% of total debt securities at March 31, 1998 compared to 66.1% at December 31, 1997. The Company may make modest extensions in portfolio incremental credit risk and adjustments to its taxable and tax-exempt positions in the future to seek to maximize after tax income.

The unrealized appreciation in the investment portfolio at March 31, 1998 was $154.8 million compared to $140.6 million at December 31, 1997. Unrealized depreciation during the first three months of the year was $3.0 million for bonds, and unrealized appreciation on equity securities and other investments was $17.2 million.


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

Net cash provided by operating activities, for the quarter ended March 31, 1998, was $16.8 million compared to $2.4 million in the prior year period. This increase is primarily attributable to improved underwriting results and an increase in net investment income received.

Net cash (used for) provided by investing activities for the Company was $(36.1) million and $10.2 million for the first quarter of 1998 and 1997, respectively. The increase in net cash used for investing activities results from increased net cash provided by operating activities, which is typically invested in fixed income securities, and the timing of investments in long-term securities.

Net cash used for financing activities for the Company was $1.7 million and $1.8 million for the first quarter of 1998 and 1997, respectively, representing dividends paid to shareholders.

Shareholders' equity was $909.8 million, or $25.92 per share at March 31, 1998, compared to $872.9, or $24.75 per share at December 31, 1997, resulting from additional unrealized appreciation on investments and net income. Changes in shareholders' equity related to the unrealized values of underlying portfolio investments will continue to be volatile as market prices of debt securities fluctuate with changes in the interest rate environment.

The Company expects to continue to pay dividends in the foreseeable future. However, payment of future dividends is subject to the Board of Directors' approval and is dependent, among other things, upon earnings and the financial condition of the Company.

                                  14
======================================================================

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

   The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company plans to complete the mission critical elements of the Year 2000 project by December 31, 1998. The cost of the Year 2000 project will be expensed as incurred over the next two years, and is being funded primarily through a reallocation of
resources  from  discretionary projects.  Therefore,  the  Year   2000
project   is   not  expected  to  result  in  significant  incremental
technology costs or to have material effect on the results of operations. Through March 31, 1998, the Company has incurred and expensed approximately $10.5 million related to the assessment of, and preliminary efforts in connection with, the project and the development of a remediation plan. The total remaining cost of the Year 2000 project is estimated at $16.1 million.

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


Forward-Looking Statements
--------------------------
The Company wishes to caution readers that the following important factors, among others, in some cases have affected and in the future could affect, the Company's actual results and could cause the Company's actual results for 1998 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. When used in the MD&A discussion, the words "believes," "anticipated," "expects" and similar expressions are intended to identify forward-looking statements. See "Important Factors Regarding Forward-Looking Statements" filed as Exhibit 99.1 to the Company's 1997 Annual Report to Shareholders and incorporated herein by reference.

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

                                  15
======================================================================

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

                                  16
======================================================================



                      PART II - OTHER INFORMATION





                                ITEM 6
                                ------

                   Exhibits and Reports  on Form 8-K


(a)Exhibits

  EX-11 Statement regarding computation of per share earnings.

  EX-27              Financial Data Schedule

 .
(b)Reports on Form 8-K

                     None



                                  17
======================================================================


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Citizens Corporation
                         --------------------
                              Registrant




Dated   May 13, 1998         /s/ John F. O'Brien
        ------------         ---------------------------------------
                             John F. O'Brien
                             President and Chief Executive Officer,
                             and Chairman of the Board




Dated   May 13, 1998         /s/ Edward J. Parry, III
        ------------         ---------------------------------------
                              Edward J. Parry, III
                              Vice President, Chief Financial Officer,
                              Treasurer and Principal Accounting Officer

                                  18
======================================================================