Form 10-Q
period 1998-06-30
CITIZENS CORP /DE/
filed 1998-08-13
CIK 895469

FORM 10-Q

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549


 (Mark One)
      [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended:       June 30, 1998
                                         --------------------
                                  OR


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

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 35,282,100 Shares of Common Stock Outstanding, as of August 1, 1998.

                                  20
                         Total Number of Pages

                                   1
 =============================================================

                           TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION



   ITEM 1 - FINANCIAL STATEMENTS
           Consolidated Statements of Income                     3
           Consolidated Balance Sheets                           4
           Consolidated Statements of Shareholders' Equity       5
           Consolidated Statements of Comprehensive Income       6
           Consolidated Statements of Cash Flows                 7
           Notes to Consolidated Financial Statements            8 - 9


   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS    10 - 17


PART II - OTHER INFORMATION


   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  18


   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                     19




SIGNATURES                                                       20

                                    2
 =============================================================

                    PART 1 - FINANCIAL INFORMATION

                     ITEM 1 - FINANCIAL STATEMENTS

                         CITIZENS CORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME

                                       (Unaudited)         (Unaudited)
                                      Quarter Ended         Six Months
                                                              Ended
(In millions, except per                 June 30,            June 30,
share data)
                                    1998       1997       1998      1997
                                   -------    -------    -------   -------
Revenues
 Net premiums written              $ 222.6    $ 208.0    $ 445.3   $ 419.9

 Change in unearned premiums,net
   of prepaid reinsurance premiums     1.3       (2.1)       6.9      (0.1)
                                   -------    -------    -------   -------

 Net premiums earned                 221.3      210.1      438.4     420.0
 Net investment income                25.5       26.1       50.7      49.7
 Net realized gains (losses)           1.6       (0.6)       5.8      19.1
  on investments
 Other income                          1.5        1.5        2.9       3.0
                                   -------    -------    -------   -------
    Total revenues                   249.9      237.1      497.8     491.8

Expenses
 Losses and loss adjustment
  expenses                           178.8      158.7      337.0     317.2
 Policy acquisition and other
  operating expenses                  58.9       56.2      116.4     114.5
 Policyholders' dividends              0.9        1.8        2.8       3.4
                                   -------    -------    -------   -------
    Total expenses                   238.6      216.7      456.2     435.1
                                   -------    -------    -------   -------

 Income before federal income         11.3       20.4       41.6      56.7
  taxes

Federal income tax expense             0.7        3.8        6.6      11.7
                                   -------    -------    -------   -------
Net Income                         $  10.6    $  16.6    $  35.0   $  45.0

Per share data (basic and diluted)

  Net income                       $  0.30    $  0.47    $  0.99   $  1.27

Dividends declared to
  shareholders                     $  0.05    $  0.05    $  0.10   $  0.10

Weighted average shares
  outstanding                         35.3       35.3       35.3      35.3



    The accompanying notes are an integral part of these financial statements


                                   3
===================================================================

                         CITIZENS CORPORATION
                      CONSOLIDATED BALANCE SHEETS


                                            (Unaudited)
(In millions, except per share data)          June 30,    December 31
                                                1998         1997
                                            -----------   -----------
Assets
Investments:
 Debt securities available-for-sale, at
  fair value
  (Amortized cost of $1,463.8 and $1,453.1) $   1,529.4   $   1,522.4
 Equity securities available-for-sale, at
  fair value (Cost of $112.4 and $110.2)          212.1         182.7
 Other investments, at fair value (Cost of
  $8.7 and $17.7)                                   7.3          16.5
                                            -----------   -----------
   Total investments                            1,748.8       1,721.6

 Cash and cash equivalents                         38.8          46.5
 Accrued investment income                         26.1          26.5
 Premiums and notes receivable                    165.5         139.4
 Reinsurance recoverable on paid and unpaid
  balances                                        481.1         474.3
 Prepaid reinsurance premiums                      68.3          70.4
 Deferred policy acquisition expenses              52.7          54.8
 Deferred federal income taxes                       -            3.7
 Other assets                                      65.8          68.1
                                            -----------   -----------
   Total assets                             $   2,647.1   $   2,605.3
                                            ===========   ===========

Liabilities and Shareholders' Equity
Liabilities:
 Reserve for losses and loss adjustment
  expenses                                  $   1,215.3   $   1,206.1
 Unearned premiums                                383.3         378.5
 Deferred federal income taxes                     12.7            -
 Other liabilities                                111.1         147.8
                                            -----------   -----------
   Total liabilities                            1,722.4       1,732.4
                                            ===========   ===========

Shareholder's Equity
 Series A preferred stock, $0.01 par value
  per share; authorized 10.0 million
  shares; none issued or outstanding in
  1998 and 1997                                      -             -
 Common stock, par value $0.01 per share;
   authorized 100.0 million shares; issued
   36.1 million shares                              0.4           0.4
 Additional paid-in capital                       161.2         156.1
 Retained earnings                                671.1         639.6
 Unrealized appreciation on investments,
  net of deferred federal income taxes            106.7          91.6
 Treasury stock, at cost (0.8 million
  shares)                                         (14.7)        (14.8)
                                            -----------   -----------
    Total shareholder's equity                    924.7         872.9
                                            -----------   -----------
      Total liabilities and shareholder's
       equity                               $   2,647.1   $   2,605.3
                                            ===========   ===========


 The accompanying notes are an integral part of these financial statements


                                   4
=======================================================================

                         CITIZENS CORPORATION
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                 (Unaudited)
                                               Six Months Ended
(In millions)                                      June 30,
                                                1998      1997
                                               ------    ------
Preferred stock
 Balance at beginning and end of period            -         -
                                               ------    ------

Common stock
 Balance at beginning and end of period        $  0.4    $  0.4
                                               ------    ------

Additional paid-in capital
 Balance at beginning of period                 156.1     156.1
 Capital contributions                            5.1        -
                                               ------    ------
 Balance at end of period                       161.2     156.1


Retained earnings
 Balance at beginning of period                 639.6     552.5
 Net income                                      35.0      45.0
 Dividends declared to shareholders              (3.5)     (3.5)
                                               ------    ------
 Balance at end of period                       671.1     594.0
                                               ------    ------

Unrealized appreciation on investments, net
 Balance at beginning of period                  91.6      60.5
 Appreciation during the period                  23.3       8.0
 Provision for deferred federal income taxes     (8.2)     (2.8)
                                               ------    ------
 Balance at end of period                       106.7      65.7
                                               ------    ------

Treasury stock
 Balance at beginning of period                 (14.8)    (15.0)
 Shares reissued                                  0.1        -
                                               ------    ------
 Balance at end of period                       (14.7)    (15.0)
                                               ------    ------

Total shareholders' equity                     $924.7    $801.2
                                               ======    ======

 The accompanying notes are an integral part of these financial statements


                                   5
========================================================================

                         CITIZENS CORPORATION
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                          (Unaudited)     (Unaudited)
                                         Quarter Ended  Six Months Ended
(In millions)                              June 30,          June 30,

                                         1998     1997     1998     1997
                                        ------   ------   ------   ------
Net income                              $ 10.6   $ 16.6   $ 35.0   $ 45.0


Other comprehensive income:
 Unrealized appreciation on
  investments during period                9.1     48.9     23.3      8.0
 (Provision) for deferred federal
  income taxes related to items of
  other comprehensive income              (3.2)   (17.0)    (8.2)    (2.8)
                                        ------   ------   ------   ------
 Other comprehensive income                5.9     31.9     15.1      5.2
                                        ------   ------   ------   ------
 Comprehensive income                   $ 16.5   $ 48.5   $ 50.    $ 50.2
                                        ======   ======   ======   ======

 The accompanying notes are an integral part of these financial statements


                                   6
========================================================================

                          CITIZENS CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  (Unaudited)
                                                Six Months Ended
(In millions)                                       June 30,
                                                 1998      1997
                                               --------  --------
Cash flows from operating activities
Net income                                     $   35.0  $   45.0

Adjustments to reconcile net income to
 net cash provided by operating activities:
 Net realized gains on investments                 (5.8)    (19.1)
 Deferred federal income tax benefit               (1.8)     (0.1)
  Change in assets and liabilities:
  Deferred policy acquisition expenses              2.1      (0.2)
  Premiums and notes receivable, net of
   reinsurance premiums                            (1.0)     (0.6)
  Unearned premiums, net of prepaid
   reinsurance premiums                             6.9      (0.1)
  Reserve for losses and loss adjustment
   expenses, net of reinsurance recoverable         2.4      17.6)
  Other liabilities                               (36.7)    (13.0)
  Other, net                                       10.1       7.8
                                               --------  --------
   Net cash provided by operating activities       11.2       2.1
                                               --------  --------

Cash flows from investing activities
 Proceeds from sale of available-for-sale debt
  securities                                       88.3     220.4
 Proceeds from available-for-sale debt
  securities maturing or called                    86.2      39.4
 Proceeds from sale of available-for-sale
  equity securities and other investments          17.4      59.2
 Purchases of available-for-sale debt
  securities                                     (182.3)   (311.9)
 Purchases of sale of available-for-sale
  equity securities and other investments         (8.5)      (5.6)
 Change in net receivable from securities
  transactions not settled                        (10.3)      3.7
 Other investing activities                        (6.3)     (0.6)
                                               --------  --------
   Net cash (used for) provided by
    investing activities                          (15.5)      4.6
                                               --------  --------
Cash flows from financing activities
 Dividends paid to shareholders                    (3.5)     (3.5)
 Treasury stock reissued                            0.1        -
                                               --------  --------
   Net cash used for financing activities          (3.4)     (3.5)
                                               --------  --------
Change in cash and cash equivalents                (7.7)      3.2
Cash and cash equivalents at beginning of
 period                                            46.5      36.1
                                               --------  --------
Cash and cash equivalents at end of period     $   38.8  $   39.3
                                               ========  ========

 The accompanying notes are an integral part of these financial statements


                                   7
=====================================================================

                         CITIZENS CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (Statement No. 130), which establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement stipulates that comprehensive income reflect the change in equity of an enterprise during a period from transactions and other events and circumstances from non-owner sources. This statement is effective for fiscal years beginning after December 15, 1997. The Company adopted Statement No. 130 for the first quarter of 1998, resulting primarily in reporting unrealized gains and losses on investments in debt and equity securities in comprehensive income.

In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (Statement No. 131). Statement No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that selected information about those operating segments be reported in interim financial statements. This statement supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise. Statement No. 131 requires that all public enterprises report financial and descriptive information about their reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that it is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement is effective for fiscal years beginning after December 15, 1997. The Company adopted Statement No. 131 for the first quarter of 1998, resulting in no change in the Company's reportable segments.

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

In March 1998, the AICPA issued Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (SOP No. 98-1). SOP No. 98-1 requires that certain costs incurred in developing internal-use computer software be capitalized and provides guidance for determining whether computer software is to be considered for internal use. This statement is effective for fiscal years beginning after December 15, 1998. In the quarter ended June 30, 1998, the Company adopted SOP No. 98-1 effective January 1, 1998, resulting in an increase in pre-tax income of $0.6 million. The adoption of SOP No. 98-1 had no material effect on the results of operation or financial position for the three months ended March 31, 1998.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement No. 133), which establishes accounting and reporting standards for derivative

                                  8
=================================================================

instruments. Statement No. 133 requires that an entity recognize all derivatives as either assets or liabilities at fair value in the statement of financial position, and establishes special accounting for the following three different types of hedges: fair value hedges, cash flow hedges, and hedges of foreign currency exposures of net investments in foreign operations. This statement is effective for fiscal years beginning after June 15, 1999. The Company believes that the adoption of this statement will not have a material effect on the results of operations or financial position.

2. Earnings per Share

Earnings per share are based on the weighted average number of common shares and common share equivalents. The Board of Directors authorized the repurchase of 1.8 million shares or slightly less than five percent of its issued common stock and has purchased a total of 0.8 million shares since the implementation of the repurchase program in 1995. As of June 30, 1998, the Company is holding these shares as treasury stock for the purpose of funding current and future stock option awards and for other purposes. In 1997, the FASB issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (Statement No. 128) which supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share. This standard replaces the primary and fully diluted earnings per share with a basic and diluted earnings per share computation, and requires a dual presentation of basic and diluted earnings per share for those companies with complex capital structures. All earnings per share amounts for all periods have been presented to conform to the Statement No. 128 requirements. The adoption of the aforementioned standard had no effect on the Company's previously reported earnings per share.

3.  MCCA Assessment

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

On May 11, 1998, the MCCA voted to issue a refund of $180 per insured vehicle. The MCCA issued refunds to member companies during June of 1998. The MCCA refunded $127 million to Citizens Insurance Company of America (CICA) based on CICA's 1997 insured vehicles, in June 1998. The Company remitted the refund to policyholders. This had no significant effect on the results of operations.

4.  Single Employer Transfer

On January 1, 1998, substantially all of the employees of the Company were transferred to a single employer, First Allmerica Financial Life Insurance Company (FAFLIC), which is a subsidiary of the ultimate parent, Allmerica Financial Corporation (AFC). On this date, substantially all of the defined benefit, defined contribution 401(k) and postretirement plans were merged with the existing benefit plans of FAFLIC. The transfer of benefit plans did not impact the results of operations . Assets equal to the fair value of the liabilities, net of taxes, were transferred to FAFLIC. The excess of the carrying value of the liabilities, net of taxes, was assumed by the parent company, resulting in a capital contribution of $5.1 million.

                                     9
================================================================


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

Results of Operations
---------------------

Net income

Net income for the quarter ended June 30, 1998, was $10.6 million, or $0.30 per share, compared to $16.6 million, or $0.47 per share, for the quarter ended June 30, 1997. Excluding net realized losses and restructuring charges, both net of taxes, net income decreased $8.5 million, to $9.4 million for the quarter ended June 30, 1998, versus $17.9 million during the comparable period of 1997. The decrease in net income is primarily attributable to a $11.5 million increase in the underwriting loss, partially offset by decreased federal income tax expense. The decrease in underwriting results is primarily due to catastrophe losses of $29.6, compared to $3.2 million during the same period in 1997, partially offset by an $11.2 million increase in net premiums earned. Federal income tax expense decreased $3.1 million, to $0.7 million, while the effective tax rate decreased to 6.2% in the quarter ended June 30, 1998 from 18.6% for the same period in 1997.

Net income for the six months ended June 30, 1998, was $35.0 million, or $0.99 per share, compared to $45.0 million, or $1.27 per share, for the six months ended June 30, 1997. Excluding realized gains and restructuring charges, both net of taxes, net income decreased $2.9 million, to $30.6 million for the six months ended June 30, 1998, versus $33.5 million during the comparable period of 1997. The decrease in net income is primarily attributable to a decrease in realized gains of $13.3 million and a $3.2 million increase in the underwriting loss, partially offset by decreased federal income tax expense. Realized gains were $5.8 million for the six months ended June 30, 1998 versus $19.1 million for the same period ended June 30, 1997. The decrease in underwriting results is primarily due to catastrophe losses of $28.7 million, compared to $8.6 million during the same period in 1997, partially offset by an $18.4 million increase in net premiums earned. Federal income tax expense decreased $5.1 million, to $6.6 million, while the effective tax rate decreased to 15.9% in the six months ended June 30, 1998 from 20.6% for the same period in 1997.

Revenues

Net premiums earned increased $11.2 million, or 5.3%, to $221.3 million for the quarter ended June 30, 1998, resulting from a $7.2 million increase in the Company's personal lines and a $4.0 million increase in the Company's commercial lines. Net premiums earned increased $18.4 million, or 4.4%, to $438.4 million for the six months ended June 30, 1998, resulting from an increase of $11.4 million in the Company's personal lines and a increase of $7.0 million in the Company's commercial lines. Contributing to this growth were rate increases in all major lines except the workers' compensation line, and an increase in net premiums earned of $8.3 million for the six months ended June 30, 1998, in Ohio and Indiana, resulting from expansion in these states.

                                   10
===============================================================


Segment Results
---------------

Personal segment

Personal segment premiums represented 68.0% and 68.2% of total net premiums earned for the quarters ended June 30, 1998 and 1997, respectively, and 68.1% and 68.3% of total net premiums earned for the six months ended June 30, 1998 and 1997, respectively.

For the Periods Ended           Three Months         Six Months
June 30, (in millions)        ------    ------    ------   ------
                               1998      1997      1998     1997
                              ------    ------    ------   ------
Net premiums earned           $150.5    $143.3    $298.4   $287.0

Losses and loss adjustment
expenses                       125.5     107.9     224.6    221.7

Policy acquisition and other
underwriting expenses           39.0      37.7      77.6     77.2
                              ------    ------    ------   ------
Underwriting loss             $(14.0)   $ (2.3)   $ (3.8)  $(11.9)
                              ======    ======    ======   ======

Personal segment net premiums earned increased $7.2 million, or 5.0%, to $150.5 million for the quarter ended June 30, 1998, from $143.3 million for the quarter ended June 30, 1997. Personal segment net premiums earned increased $11.4 million, or 4.0%, to $298.4 million for the six months ended June 30, 1998, from $287.0 million for the six months ended June 30, 1997. These increases are primarily attributable to a twelve month average rate increase in the personal automobile and homeowners lines of 5.9% and 15.8%, respectively. This is partially offset by a slight decrease in policies in force in both the personal automobile and homeowner lines. While management has taken steps to increase penetration in the affinity groups and has initiated other marketing programs, the Company believes that heightened competition may result in reduced premium growth in the personal segment.

The personal segment underwriting loss was $14.0 million and $2.3 million for the quarters ended June 30, 1998 and 1997, respectively. Loss and LAE increased $17.6 million primarily as a result of the increase in catastrophe losses. Catastrophe losses increased $16.6 million to $18.8 million for the quarter ended June 30, 1998, from $2.2 million for the same period ended 1997, primarily in the homeowner's line. Policy acquisition and other underwriting expenses increased $1.3 million, or 3.4%, to $39.0 million, reflecting the growth in net premiums earned and increased technology expenses, partially offset by reductions in employee related expenses.

The personal segment underwriting loss improved to $3.8 million from $11.9 million for the six months ended June 30, 1998 and 1997, respectively. The decrease in the underwriting loss is attributable to an increase in favorable development on prior year reserves, and to improved current year claims activity in the personal automobile and homeowner lines. This is partially offset by an increase in catastrophe losses of $10.7 million over the prior year, primarily in the homeowners line. Policy acquisition and other underwriting expenses increased $0.4 million, or 0.5%, to $77.6 million, reflecting the growth in net premiums earned and increased technology expenses, partially offset by reductions in employee related expenses.

                                    11
=============================================================


Commercial segment

Commercial segment premiums represented 32.0% and 31.8% of total net premiums earned for the quarters ended June 30, 1998 and 1997, respectively. Commercial segment premiums represented 31.9% and 31.7% of the total net premiums earned for the six months ended June 30, 1998 and 1997 respectively.

                                Three Months         Six Months

For the Periods Ended         ------    ------    ------    ------
June 30, (in millions)         1998      1997      1998      1997
                              ------    ------    ------    ------
Net premiums earned             70.8      66.8     140.0     133.0

Losses and loss adjustment
expenses                        53.3      49.4     112.4      94.1

Policy acquisition and other
underwriting expenses           18.4      17.6      35.9      35.3

Policyholders' dividends         0.9       1.8       2.8       3.4
                              ------    ------    ------    ------

Underwriting (loss) profit    $ (1.8)   $ (2.0)   $(11.1)   $  0.2
                              ======    ======    ======    ======

Commercial segment net premiums earned increased $4.0 million, or 6.0%, to $70.8 million for the quarter ended June 30, 1998 from $66.8 million for the quarter ended June 30, 1997. Commercial segment net premiums earned increased $7.0 million, or 5.3%, to $140.0 million for the six months ended June 30, 1998 from $133.0 million for the six months ended June 30, 1997. The increases in net premiums earned primarily reflects growth in policies in force of 14.0% in the commercial multiple peril line and a twelve month average rate increase of 8.3% and 6.2% in commercial multiple peril and commercial automobile lines, respectively. These increases are partially offset by a 10.2% decrease in policies in force and a twelve month average rate decrease of 3.1% in the workers' compensation line. Management believes that competitive conditions in Michigan in the workers' compensation line may continue to impact future growth in net premiums earned.

The commercial segment underwriting loss was $1.8 million and $2.0 million for the quarters ended June 30, 1998 and 1997, respectively. The decrease in underwriting loss is attributable to favorable current year claims activity in all major commercial lines. This is partially offset by a $9.8 million increase in catastrophe losses, primarily in the commercial multiple peril line. Policy acquisition and other underwriting expenses increased $0.8 million as a result of an increase in net premiums earned and increased technology expenses, partially offset by a decrease in employee related costs.

The commercial segment underwriting loss was $11.1 million for the six months ended June 30, 1998, compared to a $0.2 million underwriting profit for the six months ended June 30, 1997. The deterioration in underwriting profit is attributable to a $9.4 million increase in catastrophe losses, primarily in the commercial multiple peril line, as well as a $9.2 million decrease in favorable development on prior year reserves, primarily in the workers' compensation line. These increases are partially offset by favorable current year claims activity in the commercial multiple peril and commercial automobile lines. Policy acquisition and other underwriting expenses increased $0.6 million as a result of an increase in net premiums earned and increased technology expenses, partially offset by a decrease in employee related costs.

                                  12
==============================================================


Reserve for Losses and Loss Adjustment Expenses
-----------------------------------------------

The Company regularly updates its reserve estimates as new information becomes available and further events occur which may impact the resolution of unsettled claims. Changes in prior reserve estimates are reflected in results of operations in the year such changes are determined. The table below provides a reconciliation of the beginning and ending reserve for unpaid losses and LAE as follows:

For the six months ended June 30,             1998      1997
 (in millions)                              --------  --------

Reserve for losses and LAE, beginning of
  period                                    $1,206.1  $1,238.5

Reserve for losses and LAE, net of
  reinsurance recoverable:

     Provision for insured events of the
     current period                            366.9     352.8

     Decrease in provision for insured
     events of prior years                     (29.9)    (35.6)
                                            --------  --------
Total incurred losses and LAE                  337.0     317.2


Payments, net of reinsurance recoverable:

Losses and LAE attributable to insured
events of current period                       151.5     157.6

Losses and LAE attributable to insured
events of prior years                          176.3     170.8
                                            --------  --------
Total payments                                 327.8     328.4

Change in reinsurance recoverable on
unpaid losses                                  -           5.2
                                            --------  --------

Reserve for losses and LAE, end of period   $1,215.3  $1,232.5
                                            ========  ========

As part of an ongoing process, the reserves have been re-estimated for all prior accident years and were decreased by $29.9 million, and $35.6 million, for the six months ended June 30, 1998 and 1997, respectively. The decline in favorable development is primarily due to a decrease in workers' compensation favorable development and unfavorable development in the commercial automobile line for the six months ended June 30, 1998. The overall favorable reserve development in both years primarily reflects a modest shift over the past few years of the workers' compensation business to Western and Northern Michigan, which have demonstrated more favorable loss experience than Eastern Michigan, and the initiatives taken by the Company to manage medical costs primarily in the personal automobile and workers' compensation lines.

This favorable development reflects the Company's reserving philosophy consistently applied over the periods. Conditions and trends that have affected development of the losses and LAE reserves in the past may not necessarily occur in the future.

                                    13
==============================================================


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


The company regularly reviews its reserving techniques, its overall reserving position and its reinsurance. Based on (i) review of historical data, legislative enactment, judicial decisions, legal developments in impositions of damages, changes in political attitudes and trends in general economic conditions, (ii) review of per claim information, (iii) historical loss experience of the Company and the industry, (iv) the relatively short-term nature of most policies and
(v) internal estimates of required reserves, management believes that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves could have a material impact on the results of operations.


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

Effective January 1, 1998, the Company modified its catastrophe reinsurance program to include a higher retention. Under the Company's 1998 catastrophe reinsurance program, the Company retains the first $45.0 million. For losses in excess of $45.0 million and up to $180.0 million, the Company retains 10% of the loss. Effective June 1, 1998, the Company purchased an additional treaty for losses in excess of $180.0 million and up to $230.0 million, of which the Company retains 10% of the loss. Amounts in excess of $230.0 million are retained 100% by the Company. Under the Company's 1997 catastrophe reinsurance program, the Company retained 5% of losses in excess of $10.0 million, up to $25.0 million. For losses in excess of $25.0 million and up to $180.0 million, the Company retained 10% of the loss. Amounts in excess of $180.0 million were retained 100% by the Company.

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


Investment Results
------------------

Net investment income before taxes was $25.5 million and $26.1 million for the quarters ended June 30, 1998 and 1997, respectively. The decrease is the result of a $2.2 million decrease in income from limited partnerships to a $0.2 million net loss for the quarter ended June 30, 1998 from a $2.0 million net income for the same period in 1997. The limited partnerships pursue investment opportunities primarily through global fixed-income trading strategies. The average pre-tax yields on debt securities were 6.6% and 6.8% for the quarters ended June 30, 1998 and 1997, respectively. Net investment income after taxes was $21.3 million and $21.2 million for the quarters ended

                                  14
===============================================================


June 30, 1998 and 1997, respectively. Net realized gains on investments before taxes were $1.6 million during the second quarter of 1998 and net realized losses on investments before taxes were $0.6 million in 1997.

Net investment income before taxes was $50.7 million and $49.7 million for the six months ended June 30, 1998 and 1997, respectively. The increase is the result of an increase in dividend income from equity securities and reduced investment expenses, which were partially offset by the decrease in income from limited partnerships. The average pre-tax yield on debt securities was 6.6% during the first six months of 1998 and 6.8% for the same period in 1997. Net investment income after taxes was $42.3 million and $41.0 million for the six months ended June 30, 1998 and 1997, respectively. Net realized gains on investments before taxes were $5.8 million and $19.1 million during the first six months of 1998 and 1997 respectively. Net realized gains primarily resulted from sales of appreciated fixed maturities in 1998 due to normal trading of securities to manage cash flows, and appreciated equity securities in 1997 due to the Company's strategy of shifting to a higher level of debt securities.


Investment Portfolio
--------------------

The Company's investment portfolio increased $27.2 million, to $1,748.8 million during the first six months of 1998, from $1,721.6 million at December 31, 1997, primarily due to market appreciation of equity securities. Debt securities increased $7.0 million, to $1,529.4 million, from $1,522.4 million, and represented 87.5% and 88.5% of the carrying value of all investments at June 30, 1998 and December 31, 1997, respectively. Tax-exempt securities represented 69.0% of total debt securities at June 30, 1998 compared to 66.1% at December 31, 1997. The Company may make modest extensions in portfolio incremental credit risk and adjustments to its taxable and tax-exempt positions in the future to seek to maximize after tax income.

The unrealized appreciation in the investment portfolio at June 30, 1998 was $163.9 million compared to $140.6 million at December 31, 1997. Unrealized depreciation during the first six months of the year was $3.7 million for bonds, and unrealized appreciation on equity securities and other investments was $27.0 million.


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

Net cash provided by operating activities, for the six months ended June 30, 1998, was $11.2 million compared to $2.1 million in the prior year period. This increase primarily reflects an increase in premiums collected.

Net cash (used for) provided by investing activities for the Company was ($15.5) million and $4.6 million for the first six months of 1998 and 1997, respectively, resulting primarily from the settlement of investment transactions.

Net cash used for financing activities for the Company was $3.4 million and $3.5 million, for the first six months of 1998 and 1997, respectively, representing dividends paid to shareholders.

Shareholders' equity was $924.7 million, or $26.21 per share at June 30, 1998, compared to $872.9, or $24.75 per share at December 31, 1997, resulting from higher net income and unrealized appreciation on investments. Changes in shareholders' equity related to the unrealized values of underlying portfolio investments will continue to be volatile as market prices of debt securities fluctuate with changes in the interest rate environment.

                                   15
===============================================================


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


Impact of the Year 2000 Issue
-----------------------------

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

The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company plans to complete the mission critical elements of the Year 2000 project by December 31, 1998. The cost of the Year 2000 project will be expensed as incurred over the next two years, and is being funded primarily through a reallocation of
resources  from  discretionary projects.  Therefore,  the  Year   2000
project   is   not  expected  to  result  in  significant  incremental
technology costs or to have material effect on the results of operations. Through June 30, 1998, the Company has incurred and expensed approximately $14.1 million related to the assessment of, and preliminary efforts in connection with, the project and the development of a remediation plan. The total remaining cost of the Year 2000 project is estimated at $13.9 million.

The Company's contingency plans related to the Year 2000 issue are addressed in its Continuity of Operations Plan (COOP), developed jointly with an outside vendor. The COOP contains immediate steps to keep business functions operating while unforeseen Year 2000 issues are being addressed. The COOP outlines responses to situations that may affect critical business functions. The COOP also provides triage guidance,a documented order of actions to respond to problems. During the triage process, business priorities are established and "Critical Points of Failure" are identified as having a significant impact on the business. The Company's contingency plans are designed to keep a business unit's operation functioning in the event of a failure or delay due to Year 2000 record format and date calculation changes.

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

                                    16
============================================================


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

                                  17
===============================================================


                       PART II - OTHER INFORMATION

                                ITEM 4
                                ------

          Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

The registrant's annual shareholders' meeting was held on May 12, 1998. All six directors nominated for re-election by the board of directors were named in the proxies for the meeting, which proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. The following individuals were elected to serve a one year term:



                                    VOTES FOR     WITHHELD
                                   -----------   ----------

  James A. Cotter, Jr.              34,910,309     33,598
  Neal J. Curtin                    34,910,309     33,598
  Dona Scott Laskey                 34,910,309     33,598
  J. Barry May                      34,910,309     33,598
  James R. McAuliffe                34,910,309     33,598
  John F. O'Brien                   34,909,809     34,098
  Eric A. Simonsen                  34,909,759     34,148

Shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Independent Public Accountants of Citizens Corporation for 1998: for 34,936,512; against 3,895; withheld 3,500.

Shareholders voted against a shareholder sponsored proposal with respect to commissioning a study as set forth in more detail in the Proxy Statement: for 28,875; against 34,408,635; withheld 52,908; non-vote 453,489.

                                  18
===============================================================


                                ITEM 6
                                ------

                   Exhibits and Reports  on Form 8-K


(a) Exhibits

    EX-11              Statement regarding computation of per share
                       earnings.
    EX-27              Financial Data Schedule

 .
(b) Reports on Form 8-K

      On June 10, 1998, a report on Form 8-K was filed under Item 5, Other Events, the Registrant's announcement that second quarter results will be impacted by catastrophe losses resulting from electrical, rain and wind storms which struck Michigan during the final days of May 1998. The impact of this catastrophe loss was $29.6 million for the period ended June 30, 1998.


      On July 31, 1998, a report on Form 8-K was filed under Item 5, Other Events, the Registrant's announcement that third quarter results will be negatively impacted by catastrophe losses resulting from electrical, rain and wind storms which struck the Detroit, Michigan metropolitan area on July 22, 1998. Currently, the company expects approximately $6.8 million in pre-tax catastrophe losses.

                                 19
===============================================================


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Citizens Corporation
                         --------------------
                              Registrant




Dated   August 13, 1998            /s/ John F.O'Brien
        ---------------           ------------------------
                                  John F. O'Brien
                                  President and Chief Executive
                                  Officer, and Chairman of the Board




Dated   August 13, 1998            /s/ Edward J. Parry, III
        ---------------           -------------------------
                                  Edward J. Parry, III
                                  Vice President, Chief Financial
                                  Officer,Treasurer and Principal
                                  Accounting Officer

                                 20
============================================================