Form 10-Q
period 1998-09-30
CITIZENS CORP /DE/
filed 1998-11-13
CIK 895469

FORM 10-Q

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549


 (Mark One)
      [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended:  September 30, 1998
                                       --------------------

                                  OR


      [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
          For the transition period from:        to
                                          -------  --------

                 Commission file number:       1-11714
                                        -------------------

                               CITIZENS CORPORATION
                              ----------------------
              (Exact name of registrant as specified in its charter)

          Delaware                           04-3178765
          --------                           ----------
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)         Identification Number)


         440 Lincoln Street, Worcester, Massachusetts  01653
         ---------------------------------------------------
            (Address of principal executive offices)(Zip Code)

                           (508) 855-1000
                           --------------
         (Registrant's telephone number, including area code)

    --------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 34,986,400 Shares of Common Stock Outstanding, as of September 30, 1998.


                                  20
                         Total Number of Pages

                                   1
    =============================================================

                           TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION



   ITEM 1 - FINANCIAL STATEMENTS
           Consolidated Statements of Income                     3
           Consolidated Balance Sheets                           4
           Consolidated Statements of Shareholders' Equity       5
           Consolidated Statements of Comprehensive Income       6
           Consolidated Statements of Cash Flows                 7
           Notes to Consolidated Financial Statements            8-9


   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
10-17


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

                                   2
    =============================================================

                    PART 1 - FINANCIAL INFORMATION

                     ITEM 1 - FINANCIAL STATEMENTS

                         CITIZENS CORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME

                                 (Unaudited)         (Unaudited)
                                Quarter Ended        Nine Months
                                                        Ended
(In millions, except per        September 30,       September 30,
share data)
                                1998      1997      1998     1997
                               ------    ------    ------   ------
Revenues

 Net premiums written         $ 238.0    $ 242.2   $683.3   $662.1
 Change in unearned premiums,
  net of prepaid reinsurance
  premiums                       17.2       27.6     24.1     27.5
                               ------     ------   ------   ------

 Net premiums earned            220.8      214.6    659.2    634.6

 Net investment income           25.1       25.2     75.8     74.9

 Net realized gains on           24.1        8.3     29.9     27.4
  investments

                                  1.7        1.6      4.6      4.6
 Other income
                               ------     ------   ------   ------

     Total revenues             271.7      249.7    769.5    741.5
                               ------     ------   ------   ------

Expenses
 Losses and loss adjustment
  expenses                      180.9      171.2    517.9    488.4

 Policy acquisition and other
  operating expenses             52.3       57.0    168.7    171.5


 Policyholders' dividends         0.9        1.3      3.7      4.7
                               ------     ------   ------   ------

     Total expenses             234.1      229.5    690.3    664.6
                               ------     ------   ------   ------



 Income before federal income
  taxes                          37.6      20.2      79.2     76.9


Federal income tax expense        7.6       2.9      14.2     14.6
                               ------    ------    ------   ------


Net Income                     $ 30.0    $ 17.3     $65.0    $62.3
                               ======    ======    ======   ======

Per share data (basic and diluted)

  Net income                   $ 0.85    $ 0.50    $ 1.85   $ 1.77

Dividends declared to
shareholders                   $ 0.05    $ 0.05    $ 0.15   $ 0.15

Weighted average shares
outstanding                      35.2      35.3      35.2     35.3

The accompanying notes are an integral part of these financial statements

                                   3
    =============================================================

                         CITIZENS CORPORATION
                      CONSOLIDATED BALANCE SHEETS

                                            (Unaudited)
(In millions, except per share data)        September 30   December 31,
                                               1998            1997
                                            ------------   ------------
Assets
Investments:
 Debt securities available-for-sale, at
  fair value
  (Amortized cost of $1,516.5 and $1,453.1)  $  1,584.0     $  1,522.4
 Equity securities available-for-sale, at
  fair value (Cost of $86.3 and $110.2)           134.6          182.7
 Other investments, at fair value (Cost of
  $2.5 and $17.7)                                   2.5           16.5
                                            ------------   ------------
   Total investments                            1,721.1        1,721.6

 Cash and cash equivalents                         55.3           46.5
 Accrued investment income                         25.8           26.5
 Premiums and notes receivable                    161.5          139.4
 Reinsurance recoverable on paid and unpaid
  balances                                        476.3          474.3
 Prepaid reinsurance premiums                      72.1           70.4
 Deferred policy acquisition expenses              55.0           54.8
 Deferred federal income taxes                      6.5            3.7
 Other assets                                      59.7           68.1
                                            ------------   ------------
   Total assets                              $  2,633.3     $  2,605.3
                                            ============   ============

Liabilities and Shareholders' Equity
Liabilities:
 Reserve for losses and loss adjustment
  expenses                                   $  1,212.0     $  1,206.1
 Unearned premiums                                404.3          378.5
 Other liabilities                                103.4          147.8
                                            ------------   ------------
   Total liabilities                            1,719.7        1,732.4
                                            ------------   ------------

Shareholder's Equity
 Series A preferred stock, $0.01 par value
  per share; authorized 10.0 million
  shares; none issued or outstanding in
  1998 and 1997                                      -              -
 Common stock, par value $0.01 per share;
  authorized 100.0 million shares; issued
  36.1 million shares                               0.4            0.4
 Additional paid-in capital                       161.2          156.1
 Retained earnings                                699.3          639.6
 Accumulated other comprehensive income            75.4           91.6
 Treasury stock, at cost (1.1 million
  shares)                                         (22.7)         (14.8)
                                            ------------   ------------
    Total shareholder's equity                    913.6          872.9
                                            ------------   ------------
     Total liabilities and shareholder's
      equity                                 $   2,633.3    $  2,605.3
                                            ============   ============

 The accompanying notes are an integral part of these financial statements

                                   4
    =============================================================

                         CITIZENS CORPORATION
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                 (Unaudited)
                                                 Nine Months
(In millions)                                       Ended
                                                September 30,
                                                1998      1997
                                               ------    ------
Preferred stock
 Balance at beginning and end of period            -         -
                                               ------    ------
Common stock
 Balance at beginning and end of period        $  0.4    $  0.4
                                               ------    ------
Additional paid-in capital
 Balance at beginning of period                 156.1     156.1
 Capital contributions                            5.1        -
                                               ------    ------
 Balance at end of period                       161.2     156.1

Retained earnings
 Balance at beginning of period                 639.6     552.5
 Net income                                      65.0      62.3
 Dividends declared to shareholders              (5.3)     (5.3)
                                               ------    ------
 Balance at end of period                       699.3     609.5


Accumulated Other Comprehensive Income
 Balance at beginning of period                  91.5      60.5
 (Depreciation) Appreciation during the
  period                                        (24.8)     35.3
 Provision for deferred federal income taxes      8.7     (12.3)
                                               ------    ------
 Balance at end of period                        75.4      83.5
                                               ------    ------

Treasury stock
 Balance at beginning of period                 (14.8)    (15.0)
 Shares purchased at cost                        (8.0)       -
 Shares reissued                                  0.1       0.1
                                               ------    ------
 Balance at end of period                       (22.7)    (14.9)
                                               ------    ------
Total shareholders' equity                     $913.6    $834.6
                                               ======    ======

The accompanying notes are an integral part of these financial statements

                                   5
    =============================================================

                         CITIZENS CORPORATION
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                          (Unaudited)        (Unaudited)
                                         Quarter Ended    Nine Months Ended
(In millions)                            September 30,      September 30,
                                         1998     1997      1998    1997
                                        ------   ------    ------  ------
Net income                              $ 30.0   $ 17.3    $ 65.0  $ 62.3

Other comprehensive income:
 Unrealized (depreciation)
  appreciation on investments during
  period                                 (48.1)    27.3     (24.8)   35.3
 Benefit (provision) for deferred
  federal income taxes related to
  items of other comprehensive income     16.9     (9.5)      8.7   (12.3)
                                        ------   ------    ------  ------
 Other comprehensive income              (31.2)    17.8     (16.1)   23.0
                                        ------   ------    ------  ------
 Comprehensive income                   $ (1.2)  $ 35.1    $ 48.9  $ 85.3
                                        ======   ======    ======  ======

The accompanying notes are an integral part of these financial statements

                                   6
    =============================================================

                         CITIZENS CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                  (Unaudited)
                                                  Nine Months
(In millions)                                        Ended
                                                 September 30,
                                                 1998      1997
                                                ------    ------
Cash flows from operating activities
Net income                                      $ 65.0    $ 62.3
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Net realized gains on investments               (29.9)    (27.4)
 Deferred federal income tax benefit              (4.1)     (3.4)
 Change in assets and liabilities:
  Deferred policy acquisition expenses            (0.2)     (3.6)
  Premiums and notes receivable, net of
   reinsurance premiums                          (38.7)    (16.9)
  Unearned premiums, net of prepaid
   reinsurance premiums                           24.1      27.5
  Reserve for losses and loss adjustment
   expenses, net of reinsurance recoverable        5.9      (9.8)
  Payment related to pension liability
   transfer                                      (13.6)       -
  Other, net                                      (8.8)      6.5
                                                ------    ------
   Net cash (used for) provided by operating
    activities                                    (0.3)     35.2
                                                ------    ------
Cash flows from investing activities
 Proceeds from sale of available-for-sale debt
  securities                                     131.6     284.2
 Proceeds from available-for-sale debt
  securities maturing or called                   91.5      71.1
 Proceeds from sale of available-for-sale
  equity securities and other investments         94.2     115.1
 Purchases of available-for-sale debt
  securities                                    (286.5)   (431.3)
 Purchases of sale of available-for-sale
  equity securities and other investments        (27.7)    (63.8)
 Change in net receivable from securities
  transactions not settled                        14.8       3.7
 Other investing activities                        4.4      (1.8)
                                                ------    ------
   Net cash provided by (used for) by
    investing activities                          22.3     (22.8)
                                                ------    ------
Cash flows from financing activities
 Dividends paid to shareholders                   (5.3)     (5.3)
 Treasury stock reissued, at cost                 (8.0)       -
 Shares reissued                                   0.1       0.1
                                                ------    ------
  Net cash used for financing activities         (13.2)     (5.2)
                                                ------    ------
Change in cash and cash equivalents                8.8       7.2

Cash and cash equivalents at beginning of
 period                                           46.5      36.1
                                                ------    ------
Cash and cash equivalents at end of period        55.3      43.3
                                                ======    ======

The accompanying notes are an integral part of these financial statements

                                   7
    =============================================================


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

In March 1998, the AICPA issued Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (SoP No. 98-1). SoP No. 98-1 requires that certain costs incurred in developing internal-use computer software be capitalized and provides guidance for determining whether computer software is to be considered for internal use. This statement is effective for fiscal years beginning after December 15, 1998. In the quarter ended June 30, 1998, the Company adopted SoP No. 98-1 effective January 1, 1998. The adoption of SoP No. 98-1 had no material effect on the results of operation or financial position for the nine months ended September 30, 1998.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement No. 133), which establishes accounting and reporting standards for derivative instruments. Statement No. 133 requires that an entity recognize all

                                    8
    =============================================================




derivatives as either assets or liabilities at fair value in the statement of financial position, and establishes special accounting for the following three different types of hedges: fair value hedges, cash flow hedges, and hedges of foreign currency exposures of net investments in foreign operations. This statement is effective for fiscal years beginning after June 15, 1999. The Company believes that the adoption of this statement will not have a material effect on the results of operations or financial position.

2. Earnings per Share

Earnings per share are based on the weighted average number of common shares and common share equivalents. The Board of Directors authorized the repurchase of 1.8 million shares or slightly less than five percent of its issued common stock and has purchased a total of 1.0 million shares since the implementation of the repurchase program in 1995. As of September 30, 1998, the Company is holding these shares as treasury stock for the purpose of funding current and future stock option awards and for other purposes. In 1997, the FASB issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (Statement No. 128) which supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share. This standard replaces the primary and fully diluted earnings per share with a basic and diluted earnings per share computation, and requires a dual presentation of basic and diluted earnings per share for those companies with complex capital structures. All earnings per share amounts for all periods have been presented to conform to the Statement No. 128 requirements. The adoption of the aforementioned standard had no effect on the Company's previously reported earnings per share.

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

4.  Single Employer Transfer

On January 1, 1998, substantially all of the employees of the Company were transferred to a single employer, First Allmerica Financial Life Insurance Company (FAFLIC), which is a subsidiary of the ultimate parent, Allmerica Financial Corporation (AFC). Substantially all of the defined benefit, defined contribution 401(k) and postretirement plans were merged with the existing benefit plans of FAFLIC. The transfer of benefit plans did not impact the results of operations . Assets equal to the fair value of the liabilities, net of taxes, were transferred to FAFLIC. The excess of the carrying value of the liabilities, net of taxes, was assumed byFAFLIC, resulting in a capital contribution of $5.1 million.

5.  Allmerica Financial Corporation Cash Tender Offer

On October 27, 1998, Citizens Corporation announced that its parent company, Allmerica Financial Corporation or one of its wholly-owned subsidiaries, shortly will commence a cash tender offer to acquire the outstanding shares of Citizens Corporation common stock that Allmerica Financial Corporation or its subsidiaries do not already own at a price of $29.00 per share. On November 2, 1998, Allmerica Financial Corporation commenced the tender offer which, unless extended, will expire on December 2, 1998. Based on the number of shares of Citizens Corporation common stock held by unaffiliated stockholders, the transaction is valued at approximately $171 million. Citizens Corporation has established a special committee of the Board of Directors, consisting of directors unaffilliated with Allmerica Financial Corporation, to study the offer and make a recommendation to Citizens Corporation stockholders.

                                   9
    =============================================================


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

Results of Operations

Net income

Net income for the quarter ended September 30, 1998, was $30.0 million, or $0.85 per share, compared to $17.3 million, or $0.50 per share, for the quarter ended September 30, 1997. Excluding net realized gains, net of taxes, net income increased $0.8 million, to $13.0 million for the quarter ended September 30, 1998, versus $12.2 million during the comparable period of 1997. The increase in net income is primarily attributable to a $15.8 million increase in net realized gains on investments, partially offset by an increase in the underwriting loss of $0.9 million. The deterioration in underwriting results is primarily due to catastrophe losses of $18.6 million, compared to $9.1 million during the same period in 1997, partially offset by a $5.8 million increase in favorable development on prior year reserves, and lower underwriting expenses.

Net income for the nine months ended September 30, 1998, was $65.0 million, or $1.85 per share, compared to $62.3 million, or $1.77 per share, for the nine months ended September 30, 1997. Excluding realized gains and restructuring charges, both net of taxes, net income decreased $2.1 million, to $43.6 million for the nine months ended September 30, 1998, versus $45.7 million for the comparable period of 1997. The decrease in net income is primarily attributable to a $4.1 million increase in the underwriting loss, partially offset by an increase in realized gains of $2.5 million. The decrease in underwriting results is primarily due to catastrophe losses of $47.3 million, compared to $17.7 million during the same period in 1997, significantly offset by improved non-catastrophe current year claims activity, higher premiums earned, and lower policy acquisition expenses.

Revenues

Net premiums earned increased $6.2 million, or 2.9%, to $220.8 million for the quarter ended September 30, 1998, resulting from a $4.5 million increase in the Company's personal lines and a $1.7 million increase in the Company's commercial lines. Net premiums earned increased $24.6 million, or 3.9%, to $659.2 million for the nine months ended September 30, 1998, resulting from an increase of $15.9 million in the Company's personal lines and a increase of $8.7 million in the Company's commercial lines. Contributing to this growth were rate increases in all major lines except the workers' compensation line, and an increase in net premiums earned of $3.5 million for the three months ended September 30, 1998 and $11.8 million for the nine months ended September 30, 1998, in Ohio and Indiana, resulting from expansion in these states.

                                  10
    =============================================================

Segment Results

Personal segment

Personal segment premiums represented 68.0% and 67.9% of total net premiums earned for the quarters ended September 30, 1998 and 1997, respectively, and 68.1% and 68.2% of total net premiums earned for the nine months ended September 30, 1998 and 1997, respectively.


For the Periods Ended           Three Months        Nine Months
September 30, (in millions)   ------    ------    ------   ------
                               1998      1997      1998     1997
                              ------    ------    ------   ------
Net premiums earned           $150.2    $145.7    $448.6   $432.7

Losses and loss adjustment
 expenses                      124.3     113.9     348.9    335.6

Policy acquisition and other
 underwriting expenses          36.4      37.3     114.0    114.5
                              ------    ------    ------   ------

Underwriting loss             $(10.5)   $ (5.5)   $(14.3)  $(17.4)
                              ======    ======    ======   ======

Personal segment net premiums earned increased $4.5 million, or 3.1%, to $150.2 million for the quarter ended September 30, 1998, from $145.7 million for the quarter ended September 30, 1997. Personal segment net premiums earned increased $15.9 million, or 3.7%, to $448.6 million for the nine months ended September 30, 1998, from $432.7 million for the nine months ended September 30, 1997. These increases are primarily attributable to a twelve month average rate increase of 15.9% in the homeowners line. This is partially offset by a continued decrease in policies in force in both the personal automobile and homeowner lines. While management has taken steps to increase penetration in the affinity groups and has initiated other marketing programs, the Company believes that heightened competition may result in reduced premium growth in the personal segment.

The personal segment underwriting loss was $10.5 million and $5.5 million for the quarters ended September 30, 1998 and 1997, respectively. Loss and LAE increased $10.4 million primarily as a result of a $7.4 million increase in catastrophe losses to $14.3 million for the quarter ended September 30, 1998, from $6.9 million for the same period ended 1997, primarily in the homeowner's line. Policy acquisition and other underwriting expenses decreased $0.9 million, or 2.4%, to $36.4 million for the three months ended September 30, 1998, reflecting reductions in employee related expenses.

The personal segment underwriting loss improved to $14.3 million from $17.4 million for the nine months ended September 30, 1998 and 1997, respectively. The decrease in the underwriting loss is attributable to the improved current year claims activity in both the personal automobile and homeowner lines and an increase in favorable development on prior year reserves in the homeowner's line. This is partially offset by an increase in catastrophe losses of $18.1 million over the prior year, primarily in the homeowner's line. Policy acquisition and other underwriting expenses decreased $0.5 million, to $114.0 million for the nine months ended September 30, 1998, reflecting reductions in employee related expenses.

                                    11
    =============================================================

Commercial segment

Commercial segment premiums represented 32.0% and 32.1% of total net premiums earned for the quarters ended September 30, 1998 and 1997, respectively. Commercial segment premiums represented 31.9% and 31.8% of the total net premiums earned for the nine months ended September 30, 1998 and 1997 respectively.

For the Periods Ended           Three Months        Nine Months
September 30, (in millions)   ------    ------    ------   ------
                               1998      1997      1998     1997
                              ------    ------    ------   ------

Net premiums earned           $ 70.6    $ 68.9    $210.6   $201.9

Losses and loss adjustment
 expenses                       56.6      57.3     169.0    151.4

Policy acquisition and other
 underwriting expenses          16.9      18.2      52.8     53.5

Policyholders' dividends         0.9       1.3       3.7      4.7
                              ------    ------    ------   ------

Underwriting loss               (3.8)     (7.9)    (14.9)    (7.7)
                              ======    ======    ======   ======



Commercial segment net premiums earned increased $1.7 million, or 2.5%, to $70.6 million for the quarter ended September 30, 1998 from $68.9 million for the quarter ended September 30, 1997. Commercial segment net premiums earned increased $8.7 million, or 4.3%, to $210.6 million for the nine months ended September 30, 1998, from $201.9 million for the nine months ended September 30, 1997. The increases in net premiums earned primarily reflects growth in policies in force of 11.9% in the commercial multiple peril line since September 30, 1997, and twelve month average rate increases of 8.0% and 6.2% in commercial multiple peril and commercial automobile lines, respectively. These increases are partially offset by a 13.6% decrease in policies in force since September 30, 1997 and a twelve month average rate decrease of 6.6% in the workers' compensation line. Management believes that competitive conditions in Michigan in the workers' compensation line may continue to impact future growth in net premiums earned.

The commercial segment underwriting loss was $3.8 million and $7.9 million for the quarters ended September 30, 1998 and 1997, respectively. The decrease in underwriting loss is attributable to a $6.1 million increase in favorable development on prior year reserves, partially offset by a $2.1 million increase in catastrophe losses, primarily in the commercial multiple peril line. Policy acquisition and other underwriting expenses decreased $1.3 million as a result of a decrease in employee related costs.

The commercial segment underwriting loss was $14.9 million for the nine months ended September 30, 1998, compared to a $7.7 million underwriting loss for the nine months ended September 30, 1997. The increase in underwriting loss is attributable to a $11.5 million increase in catastrophe losses, primarily in the commercial multiple peril line and unfavorable current year claims activity in the workers' compensation line. These increases are partially offset by favorable current year claims activity in the commercial multiple peril and commercial automobile lines. Policy acquisition and other underwriting expenses decreased $0.7 million as a result of a decrease in employee related costs.

                                    12
    =============================================================


Reserve for Losses and Loss Adjustment Expenses

The Company regularly updates its reserve estimates as new information becomes available and further events occur which may impact the resolution of unsettled claims. Changes in prior reserve estimates are reflected in results of operations in the year such changes are determined. The table below provides a reconciliation of the beginning and ending reserve for unpaid losses and LAE as follows:


For the nine months ended September 30,       1998      1997
(in millions)                             ---------- ----------

Reserve for losses and LAE, beginning of
 period                                   $  1,206.1 $  1,238.5

Reserve for losses and LAE, net of
 reinsurance recoverable:

     Provision for insured events of the
      current period                           555.8      526.2

     Decrease in provision for insured
      events of prior years                    (37.9)     (37.8)
                                          ---------- ----------

Total incurred losses and LAE                  517.9      488.4


Payments, net of reinsurance recoverable:

Losses and LAE attributable to insured
 events of current period                      282.5      272.9

Losses and LAE attributable to insured
 events of prior years                         230.8      223.7
                                          ---------- ----------

Total payments                                 513.3      496.6


Change in reinsurance recoverable on
 unpaid losses                                   1.3        0.5
                                          ---------- ----------

Reserve for losses and LAE, end of period $  1,212.0 $  1,230.8
                                          ========== ==========



As part of an ongoing process, the reserves have been re-estimated for all prior accident years and were decreased by $37.9 million, and $37.8 million, for the nine months ended September 30, 1998 and 1997, respectively. The overall favorable reserve development in both years primarily reflects the initiatives taken by the Company to manage claim adjustment costs, and a modest shift over the past few years of the workers' compensation business to Western and Northern Michigan, which have demonstrated more favorable loss experience than Eastern Michigan.

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

                                 13
    =============================================================

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


Investment Results

Net investment income before taxes was $25.1 million and $25.2 million for the quarters ended September 30, 1998 and 1997, respectively. The decrease is the result of a $1.0 million decrease in income from limited partnerships to a $0.5 loss from a $0.5 gain for the quarters ended September 30, 1998 and 1997, respectively. This is partially offset by a decrease in investment expenses. The limited partnerships pursue investment opportunities primarily through global fixed-income trading strategies. The average pre-tax yields on debt securities were 6.6% for both the quarters ended September 30, 1998 and 1997. Net investment income after taxes was $21.2 million and $20.8 million for the quarters ended September 30, 1998 and 1997, respectively. Net realized gains on investments before taxes were $24.1 million during the third quarter of 1998 compared to $8.3 million for the comparable period in 1997. The increase is the result of the sale of $60.0 million of equity securities resulting in $20.0 million in realized gains on equity securities.

Net investment income before taxes was $75.8 million and $74.9 million for the nine months ended September 30, 1998 and 1997, respectively. The increase is the result of a shift from equity securities to higher yielding debt securities and reduced investment expenses. This was partially offset by $3.2 million decrease in income from limited partnerships to a loss of $0.4 for the nine months ended September 30, 1998 from a gain of $2.8 for the same period in 1997. The average pre-tax yield on debt securities was 6.6% during the first nine months of 1998 and 6.7% for the same period in 1997. Net investment income after taxes was $63.5 million and $61.8 million for the nine months ended September 30, 1998 and 1997, respectively. Net realized gains on investments before taxes were $29.9 million and $27.4 million during the first nine months of 1998 and 1997 respectively.

                                  14
    =============================================================

Investment Portfolio

The Company's investment portfolio decreased $0.5 million, to $1,721.1 million during the first nine months of 1998, from $1,721.6 million at December 31, 1997, primarily due to market depreciation of high yield debt securities and a $4.2 million permanent impairment write-down of long term partnership investments. Debt securities increased $61.6 million, to $1,584.0 million, from $1,522.4 million, and represented 92.0% and 88.5% of the carrying value of all investments at September 30, 1998 and December 31, 1997, respectively. Tax-exempt securities represented 70.8% of total debt securities at September 30, 1998 compared to 66.1% at December 31, 1997. The Company may make modest extensions in portfolio incremental credit risk and adjustments to its taxable and tax-exempt positions in the future to seek to maximize after tax income.

The unrealized appreciation in the investment portfolio at September 30, 1998 was $115.8.0 million compared to $140.6 million at December 31, 1997. Unrealized depreciation during the first nine months of the year was $1.9 million for bonds, and unrealized appreciation on other investments and equity securities was $22.9 million.


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

Net cash (used for) provided by operating activities, for the nine months ended September 30, 1998, was $(0.3) million compared to $35.2 million in the prior year period. The decrease in cash provided by operating activities is primarily due to the high level of catastrophes during 1998. In addition, the company paid $13.6 million , in the second quarter of 1998, to First Allmerica Financial Life
Insurance   Company  (FAFLIC)  for  the  transfer  of   benefit   plan
liabilities.

Net cash provided by (used for) investing activities for the Company was $22.3 million and $(22.8) million for the first nine months of 1998 and 1997, respectively, resulting primarily from a decline in purchases of debt securities due to a decrease in cash provided by operations.

Net cash used for financing activities for the Company was $13.2 million and $5.2 million, for the first nine months of 1998 and 1997, respectively. The increase in cash used for financing activites represents treasury stock repurchased in 1998. Dividends paid to shareholders were $5.3 million for both the nine months ended September 30, 1998 and 1997.

Shareholders' equity was $913.6 million, or $26.11per share at September 30, 1998, compared to $872.9, or $24.75 per share at December 31, 1997. Changes in shareholders' equity related to the unrealized values of underlying portfolio investments will continue to be volatile as market prices of debt securities fluctuate with changes in the interest rate environment.

The Company expects to continue to pay dividends in the foreseeable future. However, payment of future dividends is subject to the Board of Directors' approval and is dependent, among other things, upon earnings and the financial condition of the Company.

                                   15
    =============================================================

Based on current trends, the Company expects to continue to generate sufficient positive operating cash to meet all short-term and long-
term  cash  requirements.  The Company  maintains  a  high  degree  of liquidity within the investment portfolio in fixed maturity investments, common stock and short-term investments.

Recent Events

On October 27, 1998, Citizens Corporation announced that its parent company, Allmerica Financial Corporation or one of its wholly-owned subsidiaries, shortly will commence a cash tender offer to acquire the outstanding shares of Citizens Corporation common stock that Allmerica Financial Corporation or its subsidiaries do not already own at a price of $29.00 per share. On November 2, 1998, Allmerica Financial Corporation commenced the tender offer which, unless extended, will expire on December 2, 1998. Based on the number of shares of Citizens Corporation common stock held by unaffiliated stockholders, the transaction is valued at approximately $171 million. Citizens Corporation has established a special committee of the Board of Directors, consisting of directors unaffilliated with Allmerica Financial Corporation, to study the offer and make a recommendation to Citizens Corporation stockholders.

Since the announcement by Citizens Corporation of Allmerica Financial's intention to commence a tender offer to acquire all of the outstanding shares of Citizens Corporation Common Stock that Allmerica Financial Corporation or its subsidiaries do not own, five lawsuits have been commenced by Citizens stockholders in the Delaware Court of
Chancery: Susser v. O'Brien, et. al., Civil Action No.  16745;  Specht
v. O'Brien, et. al., Civil Action No. 16746; Steiner vs. O'Brien, et. al., Civil Action No. 16747; Finkelstein v. O'Brien, et. al., Civil Action No. 16748; and McKinnie v. O'Brien, et. al., Civil Action No. 16749. Each of the actions purports to be a class action brought on behalf of the Citizens stockholders unaffiliated with Allmerica Financial Corporation and asserts claims against Allmerica Financial Corporation, Citizens Corporation and the members of the Citizens Corporation Board of Directors. The actions each allege that, through the conduct of the defendants, Allmerica Financial Corporation has proposed to acquire the shares owned by the unaffiliated Citizens stockholders at an unfair and inadequate price, in violation of fiduciary duties allegedly owed by the defendants to the unaffiliated Citizens stockholders. The various complaints purport by their terms to seek injunctive relief preventing consummation of the tender offer and related merger, or rescission if they are successfully consummated, and compensatory damages. No motion for injunctive relief has been filed. The complaints have been formally served upon the defendants with regard to Susser v. O'Brien, et, al., Civil Action No. 16745, and the time within which the defendants have to respond to the complaints has not expired. For the four remaining lawsuits, the complaints have not yet been formally served upon the defendants and the time within which the defendants have to respond to the complaints accordingly has not expired. The defendants anticipate that the complaints will be consolidated into a single action. Citizens Corporation believes the actions to be without merit, and intends to defend the actions vigorously.


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

Based  on a  third  party  assessment,  the  Company  determined  that
significant   protions  of  its  software   required  modification  or
replacement to enable its computer systems to properly process dates beyond December 31, 1999. The Company is presently completing the process of modifying or replacing existing software and beleives that
this action  will  resolve  the  Year  2000  issue.   However, if such
modifications and conversions are not made,or are not completed timely, or should there be serious unanticipated interruptions from unknown sources, the Year 2000 issue could have a material adverse impact on
the  operations  of  the  Company.   Specifically,  the  Company could
experience, among other things, an interruption in its ability to collect and process premiums, process claim payments, safeguard and manage its invested assets, accurately maintain policyholder
information,  accurately  maintain   accounting records,  and  perform
customer service. Any of these specific events, depending on duration, could have a material impact on the results of operations and the financial position of the Company.

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

                                   16
    =============================================================

that there is a material contingency associated with the Year 2000 project, there can be no assurance that exposure for material contingencies will not arise.

The Company will utilize both internal and external resources to reprogram, or replace, and test both information technology and embedded technology systems for Year 2000 modifications. The Company plans to complete the mission critical elements of the Year 2000 project by December 31, 1998. The cost of the Year 2000 project will be expensed as incurred primarily over the next year, and is being funded primarilythrough a reallocation of resources from discretionary projects. Therefore, the Year 2000 project is not expected to result in significant incremental technology costs or to have material effect on the results of operations. Through September 30, 1998, the Company has incurred and expensed approximately $16.0 million related to the assessment of, and preliminary efforts in connection with, the project and the development of a remediation plan. The total remaining cost of the Year 2000 project is estimated at $8.6 million.

The Company's contingency plans related to the Year 2000 issue are addressed in a plan developed jointly with an outside vendor. The plan contains immediate steps to keep business functions operating while unforeseen Year 2000 issues are being addressed. It outlines responses to situations that may affect critical business functions. The COOP also provides triage guidance, a documented order of actions to respond to problems. During the triage process, business priorities are established and "Critical Points of Failure" are identified as having a significant impact on the business. The Company's contingency plans are designed to keep a business unit's operation functioning in the event of a failure or delay due to Year 2000 record format and date calculation changes.

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

Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward looking statements include among others, the following possibilities: (i) adverse catastrophe experience and severe weather;
(ii) adverse loss development for events the Company insured in prior years; (iii) heightened competition, including the intensification of price competition, the entry of new competitors, and the introduction of new products by new and existing competitors; (iv) adverse state and federal legislation, including decreases in rates, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates, limitations on the ability to manage care and utilization, liabilities related to tobacco products, and tax treatment of insurance products; (v) changes in interest rates causing a reduction of investment income or in the market value of interest rate sensitive investments; (vi) failure to obtain new customers, retain existing customers or reductions in policies in force by existing customers; (vii) higher service, administrative, or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (viii) loss or retirement of key executives; (ix) increases in medical costs, including increases in utilization, costs of medical services, pharmaceuticals, durable medical equipment and other covered items;
(x) termination of provider contracts or renegotiation at less cost-effective rates or terms of payment; (xi) changes in the Company's liquidity due to changes in asset and liability matching; (xii) restrictions on insurance underwriting, based on certain criteria;
(xiii) adverse changes in the ratings obtained by independent rating agencies such as Moody's, Standard and Poors and A.M. Best; (xiv) uncertainty related to the Year 2000 Issue; and (xv) potential liabilities associated with Allmerica Financial Corporation's tender offer for shares of Citizens Corporation common stock held by unaffiliated stockholders.

                                   17
    =============================================================

                       PART II - OTHER INFORMATION

                                ITEM 4
                                ------

          Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

The registrant's annual shareholders' meeting was held on May 12, 1998. All six directors nominated for re-election by the board of directors were named in the proxies for the meeting, which proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. The following individuals were elected to serve a one year term:



                         VOTES FOR      WITHHELD
                         ----------     --------
  James A. Cotter, Jr.   34,910,309       33,598
  Neal J. Curtin         34,910,309       33,598
  Dona Scott Laskey      34,910,309       33,598
  J. Barry May           34,910,309       33,598
  James R. McAuliffe     34,910,309       33,598
  John F. O'Brien        34,909,809       34,098
  Eric A. Simonsen       34,909,759       34,148

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

                                 18
    =============================================================

                                ITEM 6
                                ------

                   Exhibits and Reports  on Form 8-K


(a) Exhibits

    EX-27              Financial Data Schedule

 .
(b) Reports on Form 8-K

      On July 31, 1998, a report on Form 8-K was filed under Item 5, Other Events, the Registrant's announcement that third quarter results will be adversely impacted by catastrophe losses resulting from electrical, rain and wind storms which struck the Detroit, Michigan metropolitan area on July 22, 1998. Currently, the company expects approximately $6.8 million in pre-tax catastrophe losses.


     On October 15, 1998, a report on Form 8-K was filed under Item 5, Other Events, the Registrant's announcement that third quarter results will be adversely impacted by catastrophe losses attributable to electrical, rain and wind storms in the Michigan area totaling $18.6 million. This total includes pre-tax catastrophe losses from storms in the months of July and September totaling $13.7 million, in addition to unfavorable loss development of $4.9 million on prior storms reported in the months of May and June.

     On October 27, 1998, a report on Form 8-K was filed under Item 5, Other Events, the Registrant's announcement that its parent company, Allmerica Financial Corporation or one of its wholly-owned subsidiaries, shortly will commence a cash tender offer to acquire all of the outstanding shares of Citizens Corporation common stock that it does not already own at a price of $29.00 per share. Based on the number of shared of Citizens Corporation common stock held by unaffiliated stockholders, the transaction is valued at approximately $171 million.

     On November 3, 1998, a report on Form 8-K was filed under Item 5, Other Events, the Registrant's announced its financial results for the three months ended September 30, 1998.


                                  19
    =============================================================


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Citizens Corporation
                         --------------------
                              Registrant




Dated  November 13, 1998           /s/ John F. O'Brien
       -----------------           ------------------------
                                   John F. O'Brien
                                   President and Chief Executive
                                   Officer, and Chairman of the Board




Dated  November 13, 1998           /s/ Edward J. Parry, III
       -----------------           ------------------------
                                   Edward J. Parry, III
                                   Vice President, Chief Financial
                                   Officer, Treasurer and Principal
                                   Accounting Officer


                                20
    ==========================================================